Form 10-Q
period 2025-03-31
GBank Financial Holdings Inc.
filed 2025-05-28
CIK 1791145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42621

GBANK FINANCIAL HOLDINGS INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	82-3869786
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9115 W. Russell Rd., Ste. 110 Las Vegas, Nevada	89148
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 851-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	GBFH	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 21, 2025, the registrant had 14,273,519 shares of common stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of GBank Financial Holdings Inc. (the “Company”) and its wholly-owned subsidiary GBank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s prospectus dated April 24, 2025, filed by the Company with the Securities and Exchange Commission (“SEC”) on April 25, 2025, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-285750) and in this Quarterly Report on Form 10-Q. In addition, these factors include but are not limited to:

•
a failure to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
•
changes in loan demand and declines in real estate values in the Company’s market area, which may adversely affect our loan production;
•
borrower and depositor concentrations (e.g., by geographic area and by industry);
•
the interest rate policies of the Federal Reserve and other regulatory bodies;
•
general economic conditions, including unemployment rates, and potential recessionary and inflationary indicators, either nationally or locally, including the related effects on our borrowers and other clients, such as adverse changes to credit quality, and on our financial condition and results of operations;
•
an unanticipated loss of key personnel or existing clients, or an inability to attract key employees;
•
system failures or cybersecurity breaches of our information technology infrastructure and/or confidential information or those of the Company’s third-party service providers or those of our non-bank financial service clients for which we provide global payments infrastructure;
•
failure to maintain current technologies or technological changes and enhancements that may be more difficult or expensive to implement than anticipated, and failure to successfully implement future information technology enhancements;
•
emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or clients;
•
the timely and efficient development of new products and services offered by the Company, as well as risks (including reputational and litigation) attendant thereto, and the perceived overall value and acceptance of these products and services by clients;
•
the successful implementation or consummation of new business initiatives, which may be more difficult or expensive than anticipated;
•
an unexpected adverse financial, regulatory, legal or bankruptcy event experienced by our financial service clients;
•
unexpected increases in our expenses;
•
changes in liquidity, including funding sources, deposit flows and the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;
•
an unexpected deterioration in the performance of our loan or securities portfolios and our inability to absorb the amount of actual losses inherent in the portfolio

ii

•
difficulties associated with achieving or predicting expected future financial results;
•
different than anticipated growth and our ability to manage our growth;
•
increases in competitive pressures among financial institutions or from non-financial institutions which may result in unanticipated changes in our loan or deposit rates;
•
unexpected adverse impact of future acquisitions or divestitures;
•
impacts related to or resulting from regional and community bank failures and stresses to regional banks, or conditions in the securities markets or the banking industry being less favorable than currently anticipated;
•
changes in accounting principles, policies or guidelines may cause the Company’s financial condition or results of operation to be reported or perceived differently;
•
legislative, tax or regulatory changes or actions, including changes and the potential for changes to regulatory policy and the promulgation of new laws and regulations may adversely affect the Company’s business;
•
unanticipated increases in FDIC insurance premiums or future assessments;
•
the costs, including the possible incurrence of fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results; and
•
the current or the potential impact on the Company’s operations, financial condition, and clients resulting from natural or man-made disasters, climate change, wars, military conflict, acts of terrorism, other geopolitical events, cyberattacks, and global pandemics, or localized epidemics.

The Company’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. As such, forward-looking statements can be affected by inaccurate assumptions made, or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect conditions only as of the date of this filing. Forward-looking statements speak only as of the date of this document. The Company undertakes no obligation (and expressly disclaims any obligation) to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as may be required by law.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GBank Financial Holdings Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share data)
ASSETS	March 31, 2025	December 31, 2024
Cash and due from banks	$6,701	$9,262
Interest-bearing deposits with other financial institutions	140,270	114,860
Total cash and cash equivalents	146,971	124,122

Investment securities:
Available for sale, at fair value (amortized cost of $72,778 (2025) and $67,308 (2024))	71,468	65,609
Held to maturity, at amortized cost (fair value of $39,795 (2025) and $40,392 (2024))	39,903	40,569
Loans held for sale	41,313	32,649
Loans, net of deferred fees and costs	843,365	815,958
Less: Allowance for credit losses	(8,997)	(9,114)
Loans, net	834,368	806,844

Premises and equipment, net	809	835
Operating lease right-of-use asset	5,956	4,518
Bank-owned life insurance	14,340	14,236
Loan servicing assets, net	9,231	8,976
Federal Home Loan Bank stock, at cost	4,652	4,652
Other assets	21,001	19,354
Total Assets	$1,190,012	$1,122,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$242,650	$239,672
Interest-bearing demand	62,035	68,132
Savings	280,056	256,724
Time	411,201	370,552
Total deposits	995,942	935,080

Subordinated debt	26,107	26,088
Operating lease liability	6,299	4,839
Other liabilities	15,048	15,657
Total liabilities	1,043,396	981,664

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Common stock, par value $0.0001; 50,000,000 shares authorized;
14,270,912 (2025) and 14,252,435 (2024) shares issued and outstanding	1	1
Additional paid-in capital	78,717	77,571
Retained earnings	68,907	64,437
Accumulated other comprehensive loss	(1,009)	(1,309)
Total Stockholders' Equity	146,616	140,700
Total Liabilities and Stockholders' Equity	$1,190,012	$1,122,364

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
INTEREST INCOME	2025	2024
Interest and fees on loans	$16,836	$15,330
Interest on deposits with other financial institutions	1,192	972
Taxable interest on investment securities	1,281	1,014
Other interest bearing balances	100	74
Total interest income	19,409	17,390

INTEREST EXPENSE
Interest on deposits	7,230	6,198
Interest on short-term borrowings	-	104
Interest on subordinated debt	285	286
Total interest expense	7,515	6,588
Net interest income	11,894	10,802
PROVISION FOR CREDIT LOSSES	721	20
Net interest income after provision for credit losses	11,173	10,782

NONINTEREST INCOME
Gain on sale of loans	2,537	2,083
Loan servicing income	703	60
Service charges and fees	56	41
Net interchange fees	2,003	20
Other income	164	201
Total noninterest income	5,463	2,405

NONINTEREST EXPENSE
Salaries and employee benefits	6,400	5,290
Data processing	1,405	833
Occupancy expense	392	447
Legal and professional fees	700	397
Loan related costs	384	401
Audits and exams	497	85
Advertising and marketing	127	129
FDIC insurance	122	118
Other	880	674
Total noninterest expense	10,907	8,374
INCOME BEFORE PROVISION FOR INCOME TAXES	5,729	4,813
Provision for income taxes	1,224	1,112
NET INCOME BEFORE EQUITY INVESTMENT LOSS	4,505	3,701
Net loss attributable to equity investment	(35)	-
NET INCOME	$4,470	$3,701

PER COMMON SHARE DATA
Basic earnings per common share	$0.31	$0.29
Diluted earnings per common share	$0.31	$0.29

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net income	$4,470	$3,701
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities available for sale	389	(8)
Income tax benefit (expense) related to unrealized
losses on securities available for sale	(89)	2
Total other comprehensive income (loss), net of tax	300	(6)
Comprehensive income	$4,770	$3,695

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2023	12,746,649	$1	$52,877	$45,801	$(252)	$98,427

Net income	-	-	-	3,701	-	3,701
Other comprehensive loss, net of tax	-	-	-	-	(6)	(6)
Exercise of stock options	70,375	-	106	-	-	106
Director Compensation Plan	6,526	-	98	-	-	98
Restricted stock activity	-	-	240	-	-	240
Balance, March 31, 2024	12,823,550	$1	$53,321	$49,502	$(258)	$102,566

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2024	14,252,435	$1	$77,571	$64,437	$(1,309)	$140,700

Net income	-	-	-	4,470	-	4,470
Other comprehensive income, net of tax	-	-	-	-	300	300
Exercise of stock options	16,000	-	24	-	-	24
Director Compensation Plan	2,477	-	91	-	-	91
Restricted stock activity	-	-	483	-	-	483
Stock option loan activity	-	-	548	-	-	548
Balance, March 31, 2025	14,270,912	$1	$78,717	$68,907	$(1,009)	$146,616

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$4,470	$3,701
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	721	20
Depreciation	58	82
Amortization and writeoff of loan servicing assets	1,254	1,412
Amortization of operating lease right of use assets	216	167
Amortization of subordinated debt issuance costs	19	19
Investment securities amortization and accretion, net	(178)	(99)
Stock compensation expense	574	338
Gain on sale of loans	(2,537)	(2,083)
Gross originations of loans held for sale	(81,152)	(78,711)
Proceeds from sale of loans held for sale	73,516	72,694
Income from bank owned life insurance	(104)	(97)
Net change in deferred income taxes	(26)	-
Increase in accrued interest receivable	(422)	(1,027)
Increase in other assets	(1,288)	(3,857)
Net change in operating lease liability	(194)	(88)
Increase in accrued interest payable and other liabilities	(609)	(223)
Net cash used in operating activities	(5,682)	(7,752)

Cash flows from investing activities:
Purchases of premises and equipment	(32)	(49)
Purchase of securities available for sale	(6,910)	-
Maturities and repayments of investment securities available for sale	1,634	71
Maturities and repayments of investment securities held to maturity	650	10,818
Purchased loans	-	(44,184)
Net change in loans	(28,245)	(43,987)
Net cash used in investing activities	(32,903)	(77,331)

Cash flows from financing activities:
Net increase in deposits	60,862	61,222
Net change in short-term borrowings	-	(20,000)
Proceeds from repayment of stock option loans	548	-
Net proceeds from issuance of common stock	24	106
Net cash provided by financing activities	61,434	41,328

Net increase (decrease) in cash and cash equivalents	22,849	(43,755)
Cash and cash equivalents beginning of year	124,122	97,933
Cash and cash equivalents end of year	$146,971	$54,178

Supplemental disclosures of cash flow information:
Cash payments for interest	$8,217	$9,610
Cash payments for income tax	37	97

Supplemental schedule of noncash investing and financing activities
Right of use asset and lease liabilities	$1,654	$-
Capitalized mortgage servicing rights	1,509	1,483
Loans held for sale transferred to held for investment	-	53,292

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business

Basis of Presentation

These unaudited interim financial statements are prepared on a consolidated basis for GBank Financial Holdings Inc. (“GBFH”) and its wholly owned subsidiary, GBank (the “Bank”). References herein to “Company” refer to the consolidated entity and its financial statements. The Company has prepared these unaudited consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited consolidated financial statements. There have been no material changes to the Company's significant accounting policies for the three months ended March 31, 2025. The December 31, 2024 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2024 audited consolidated financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, including the notes thereto, included in the Company’s Registration Statement on Forms S-1 and S-1/A. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. All significant intercompany transactions and accounts have been eliminated.

The Company has one reportable segment. The Company’s chief operating decision makers evaluate the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. See Note 12 - Segment Reporting for more information.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events,” the Company’s management has evaluated subsequent events for potential recognition or disclosure through the date of the issuance of these consolidated financial statements. No subsequent events were identified that would have required a change to the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Nature of Operations

GBFH is a bank holding company whose subsidiary, GBank, provides banking services to commercial and consumer customers. GBank’s business is concentrated in the Las Vegas, Nevada area and is subject to the general economic conditions of that area. GBank’s primary market for deposit customers is in Las Vegas and Clark County, Nevada, although GBank accepts deposits from deposit listing services as needed to support its funding needs. GBank’s lending operations are carried out in both (i) its local market area, comprised of Nevada, California, Utah, and Arizona, and (ii) across the United States primarily through the origination, sale, and servicing of Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans.

Recent Accounting Pronouncements Adopted

The following reflect accounting pronouncements adopted by the Company:

ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), was issued in December 2023 to enhance income tax disclosures primarily through the disaggregation of the rate reconciliation and disclosure of income taxes paid to each federal and state jurisdiction (net of refunds). The amendments in this update are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, and may be applied on a prospective or retrospective basis. As the amendments in this update relate entirely to enhanced disclosure requirements, adoption of this guidance will not have an impact on the Company's financial position or results of operations. The Company expects to provide these enhanced income tax disclosures beginning with its 10-K filing for December 31, 2025.

Recent Accounting Pronouncements Pending Adoption

The following reflect accounting pronouncements pending adoption by the Company:

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses (“ASU 2024-03”) was issued in November 2024 and requires additional disclosure about specified categories of expenses included in relevant expense captions presented on the face of the consolidated statements of income. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to consolidated financial statements issued for reporting periods after the effective date of ASU 2024-03, or retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that ASU 2024-03 will have on its disclosures.

Note 2. Investment Securities

The amortized cost, unrealized gains and losses, allowance for credit losses, and estimated fair values of investment securities are summarized as follows:

	March 31, 2025
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
Available for sale securities:
Residential mortgage-backed securities	$72,778	$32	$1,342	$-	$71,468
Held to maturity securities:
Residential mortgage-backed securities	$39,903	$71	$179	$-	$39,795

	December 31, 2024
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
Available for sale securities:
Residential mortgage-backed securities	$67,308	$-	$1,699	$-	$65,609
Held to maturity securities:
Residential mortgage-backed securities	$40,569	$46	$223	$-	$40,392

Accrued interest receivable is excluded from the estimate of credit losses for available for sale and held to maturity securities. At March 31, 2025, accrued interest receivable totaled $223 thousand for available for sale securities and $168 thousand for held to maturity securities, and was reported in other assets on the consolidated balance sheets. At December 31, 2024, accrued interest receivable totaled $194 thousand for available for sale securities and $170 thousand for held to maturity securities, and was reported in accrued interest receivable on the consolidated balance sheets.

There were no gross realized gains or losses from the sale of securities available-for-sale during the three months ended March 31, 2025 or 2024.

The fair value of investment securities pledged as collateral for potential borrowing purposes (see Note 7) totaled $85.8 million at March 31, 2025 and $79.7 million at December 31, 2024.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value:

(Dollars in thousands)	March 31, 2025
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one but within five years	-	-	-	-
Due after five years but within ten years	-	-	-	-
Due after ten years	-	-	-	-
Residential mortgage-backed securities	72,778	71,468	39,903	39,795
Total	$72,778	$71,468	$39,903	$39,795

The actual maturities of mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties. Therefore, maturity schedules are not presented for mortgage-backed securities.

The following tables present gross unrealized losses and fair value of debt security investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2025
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale securities:
Residential mortgage-backed securities	15	$54,771	$1,099	6	$1,181	$243	21	$55,952	$1,342
Total temporarily impaired available for sale securities	15	54,771	1,099	6	1,181	243	21	55,952	1,342

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale securities:
Residential mortgage-backed securities	16	$63,474	$1,445	6	$2,135	$254	22	$65,609	$1,699
Total temporarily impaired available for sale securities	16	63,474	1,445	6	2,135	254	22	65,609	1,699

Management believes the unrealized losses related to available for sale securities as of March 31, 2025 relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred, and various industry analysis reports. There were no Company securities downgraded during the three months ended March 31, 2025 or 2024. Management has no near-term intentions to sell the available for sale securities in an unrealized loss position, and management believes the unrealized losses are not credit-related, therefore no allowance for credit losses was recorded related to available for sale securities as of March 31, 2025 or December 31, 2024.

Held to maturity Investment Grade CMO securities are evaluated for credit losses using the probability of default/loss model, and as of March 31, 2025 and December 31, 2024, no credit loss allowance was warranted related to these securities.

Note 3. Loans and Allowance for Credit Losses - Loans

Loans Held for Sale

Loans held for sale consisted of commercial real estate and commercial and industrial loans as of both March 31, 2025 and December 31, 2024. The balance of unguaranteed held for sale loans to be retained are reported as held for investment. The principal balances of loans held for sale are listed below:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Gross loan balances	$59,016	$41,752
Less: Unguaranteed portions to be retained	17,703	9,103
Amounts held for sale, net	$41,313	$32,649

Loans Held for Investment

The amortized cost of loans held for investment are listed below. In accordance with ASC 326, GBank has segregated its held for investment loan portfolio into segments characterized by similar risk characteristics, primarily the collateral supporting the loan.

(Dollars in thousands)
	March 31, 2025	December 31, 2024
Commercial and industrial	$56,885	$64,000
Commercial real estate - non-owner occupied	672,379	630,551
Commercial real estate - owner occupied	81,768	88,802
Construction and land development	3,201	2,934
Multifamily	19,011	17,374
Single Family Sr. Lien	3,859	5,992
Single Family Jr. Lien	3,322	3,203
Single Family HELOC	438	1,389
Consumer	2,502	1,713
Loans, net	843,365	815,958
Allowance for credit losses	(8,997)	(9,114)
Loans, net of allowance	$834,368	$806,844

Accrued interest receivable is not included in the amortized cost basis of GBFH's loans. Accrued interest receivable for loans totaled $7.0 million and $6.7 million as of March 31, 2025 and December 31, 2024, respectively, and was reported in other assets on the consolidated balance sheets.

Beginning in the third quarter of 2023, and continuing into the first quarter 2024, the Company repurchased previously sold guaranteed SBA loans by initiating a change in loan terms with certain borrowers, at the borrowers’ option, to convert variable loans to five-year fixed loans at lower current interest rates. This activity resulted in the repurchase of $44.2 million of government guaranteed loan balances within the commercial and industrial and commercial real estate segments during the three months ended March 31, 2024.

Deferred loan costs of $9.1 million and $8.2 million are included in the balance of net loans as of March 31, 2025 and December 31, 2024, respectively. Loan costs represent the costs incurred to originate the loans, net of fees paid by the borrower, which are measured and recorded at the date the loan is originated. Loan discount of $9.2 million and $8.9 million are included in the balance of net loans as of March 31, 2025 and December 31, 2024, respectively. The discount represents the discount on the retained portion of the government guaranteed loans and is measured at the date the guaranteed portion of the loan is sold, based on the relative fair value of the retained loan as calculated by an independent consulting firm. Loan costs and discount are amortized over the life of the loan and are recorded as an adjustment to interest income on the loan.

As of March 31, 2025 and December 31, 2024, Company loans with a carrying value of $621.9 million and $598.3 million, respectively, were pledged as collateral for potential borrowing purposes (see Note 7).

The portion of loans guaranteed by the U.S. government and held for investment totaled $204.2 million and $201.3 million as of March 31, 2025 and December 31, 2024, respectively and are included in the commercial and industrial, commercial real estate - non-owner occupied, and commercial real estate - owner occupied loan segments.

Past Due and Non-accrual Loans

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. A loan’s past due or delinquent status is based on the contractual term specified in each loan agreement. The classes of the loan portfolio summarized by the past due status are summarized as follows:

	March 31, 2025
(Dollars in thousands)			Past Due 90		Total
	30-59 Days	60-89 Days	Days or More		Past Due and
	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total
Commercial and industrial	$-	$-	$-	$625	$625	$56,260	$56,885
Commercial real estate - non-owner occupied	10,372	4,027	1,104	18,595	34,098	638,281	672,379
Commercial real estate - owner occupied	347	-	-	-	347	81,421	81,768
Construction and land development	-	-	-	-	-	3,201	3,201
Multifamily	-	-	-	-	-	19,011	19,011
Single Family Sr. Lien	-	-	-	-	-	3,859	3,859
Single Family Jr. Lien	-	-	-	-	-	3,322	3,322
Single Family HELOC	-	-	-	-	-	438	438
Consumer	85	21	49	-	155	2,347	2,502
Total	$10,804	$4,048	$1,153	$19,220	$35,225	$808,140	$843,365

	December 31, 2024
(Dollars in thousands)			Past Due 90		Total
	30-59 Days	60-89 Days	Days or More		Past Due and
	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total
Commercial and industrial	$-	$-	$-	$787	$787	$63,213	$64,000
Commercial real estate - non-owner occupied	11,795	-	-	13,341	25,136	605,415	630,551
Commercial real estate - owner occupied	-	-	-	-	-	88,802	88,802
Construction and land development	-	-	-	-	-	2,934	2,934
Multifamily	-	-	-	-	-	17,374	17,374
Single Family Sr. Lien	-	-	-	-	-	5,992	5,992
Single Family Jr. Lien	-	-	-	-	-	3,203	3,203
Single Family HELOC	-	-	-	-	-	1,389	1,389
Consumer	18	15	40	-	73	1,640	1,713
Total	$11,813	$15	$40	$14,128	$25,996	$789,962	$815,958

There were no residential loans for which formal foreclosure proceedings were in place at March 31, 2025 or December 31, 2024.

Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due. No interest income was recognized on nonaccrual loans during the three months ended March 31, 2025 or 2024.

Credit Quality Indicators

Management reviews the Company’s loan portfolio monthly to determine whether any assets require classification in accordance with the Company’s policy and applicable regulations. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements. The Company’s internal credit risk-grading system is based on experiences with similarly graded loans.

The Company’s internally assigned grades are as follows:

•
Pass: Loans that are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Loans in this grade are further broken down into sub-grades ranging from A to E in order to provide for additional granularity in the analyses that are performed.
•
Special Mention: Loans where a potential weakness or risk exists that could cause a more serious problem if not corrected.
•
Substandard: Loans that have a well-defined weakness based on objective evidence and can be characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
•
Doubtful: Loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make full collection or liquidation highly questionable and improbable, based upon the existing circumstances.
•
Loss: Loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

The following tables present the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of March 31, 2025 and December 31, 2024. Current period originations may include modifications, extensions and renewals.

As of and for the three months ended March 31, 2025	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
Commercial and industrial
Risk rating
Pass	$3,119	$11,469	$7,657	$7,785	$529	$2,432	$23,269	$56,260
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	349	276	-	-	-	625
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$3,119	$11,469	$8,006	$8,061	$529	$2,432	$23,269	$56,885
Current period gross charge offs	$-	$-	$116	$46	$-	$-	$-	$162
Commercial real estate - non-owner occupied
Risk rating
Pass	$45,844	$168,134	$152,446	$89,214	$66,848	$116,588	$-	$639,074
Special mention	-	-	3,205	-	-	220	-	3,425
Substandard	-	-	-	8,871	12,628	8,381	-	29,880
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$45,844	$168,134	$155,651	$98,085	$79,476	$125,189	$-	$672,379
Current period gross charge offs	$-	$-	$-	$261	$24	$339	$-	$624
Commercial real estate - owner occupied
Risk rating
Pass	$1,976	$5,023	$13,178	$20,337	$22,277	$18,977	$-	$81,768
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$1,976	$5,023	$13,178	$20,337	$22,277	$18,977	$-	$81,768
Construction and land development
Risk rating
Pass	$-	$2,812	$-	$389	$-	$-	$-	$3,201
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$2,812	$-	$389	$-	$-	$-	$3,201
Multifamily
Risk rating
Pass	$-	$-	$-	$-	$-	$19,011	$-	$19,011
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$19,011	$-	$19,011
Single family Sr. Lien
Risk rating
Pass	$-	$-	$825	$-	$-	$2,473	$561	$3,859
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$825	$-	$-	$2,473	$561	$3,859
Single family Jr. Lien
Risk rating
Pass	$-	$-	$-	$2,499	$-	$701	$122	$3,322
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$2,499	$-	$701	$122	$3,322
Single family HELOC
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$438	$438
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$438	$438
Consumer
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$2,502	$2,502
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$2,502	$2,502
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$41	$41
Total Loans
Risk rating
Pass	$50,939	$187,438	$174,106	$120,224	$89,654	$160,182	$26,892	$809,435
Special mention	-	-	3,205	-	-	220	-	3,425
Substandard	-	-	349	9,147	12,628	8,381	-	30,505
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$50,939	$187,438	$177,660	$129,371	$102,282	$168,783	$26,892	$843,365

As of December 31, 2024	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
Commercial and industrial
Risk rating
Pass	$12,799	$7,856	$8,098	$653	$2,378	$297	$31,132	$63,213
Special mention	-	-	-	-	-	-	-	-
Substandard	-	465	322	-	-	-	-	787
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$12,799	$8,321	$8,420	$653	$2,378	$297	$31,132	$64,000
Commercial real estate - non-owner occupied
Risk rating
Pass	$169,036	$156,213	$92,786	$68,676	$39,739	$80,413	$-	$606,863
Special mention	-	-	-	4,256	-	3,904	-	8,160
Substandard	-	-	3,220	7,486	-	4,822	-	15,528
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$169,036	$156,213	$96,006	$80,418	$39,739	$89,139	$-	$630,551
Commercial real estate - owner occupied
Risk rating
Pass	$5,985	$13,526	$20,585	$27,111	$3,883	$17,712	$-	$88,802
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$5,985	$13,526	$20,585	$27,111	$3,883	$17,712	$-	$88,802
Construction and land development
Risk rating
Pass	$2,545	$389	$-	$-	$-	$-	$-	$2,934
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$2,545	$389	$-	$-	$-	$-	$-	$2,934
Multifamily
Risk rating
Pass	$-	$-	$-	$-	$7,266	$10,108	$-	$17,374
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$7,266	$10,108	$-	$17,374
Single family Sr. Lien
Risk rating
Pass	$-	$828	$-	$1,820	$-	$2,879	$465	$5,992
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$828	$-	$1,820	$-	$2,879	$465	$5,992
Single family Jr. Lien
Risk rating
Pass	$-	$-	$2,499	$-	$-	$700	$4	$3,203
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$2,499	$-	$-	$700	$4	$3,203
Single family HELOC
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$1,389	$1,389
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$1,389	$1,389
Consumer
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$1,713	$1,713
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$1,713	$1,713
Total Loans
Risk rating
Pass	$190,365	$178,812	$123,968	$98,260	$53,266	$112,109	$34,703	$791,483
Special mention	-	-	-	4,256	-	3,904	-	8,160
Substandard	-	465	3,542	7,486	-	4,822	-	16,315
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$190,365	$179,277	$127,510	$110,002	$53,266	$120,835	$34,703	$815,958

The Company had no loan chargeoffs or recoveries during the three months ended March 31, 2024.

Collateral Dependent Loans

GBank has elected to apply the practical expedient under ASC 326 which permits an entity to estimate credit losses based on the fair value of collateral when either applies: (i) the borrower is experiencing financial difficulty, or (ii) repayment is expected to be provided substantially through the sale or operating of the collateral. Fair value estimates for collateral dependent loans are generally based on the current market value or the “as is” value of the collateral derived from recently received and reviewed appraisals from third-party providers. If repayment is dependent on the sale of the collateral, then the fair value used to measure the allowance for credit losses is adjusted for the costs to sell.

The following table presents the amortized cost basis of collateral-dependent loans by collateral type:

	Types of Collateral
March 31, 2025		Retail
(Dollars in thousands)		Shopping	Business
	Hotel / Motel	Center	Assets	Other	Total

Commercial and industrial	$-	$-	$276	$349	$625
Commercial real estate - non-owner occupied	18,209	386	-	-	18,595

	Types of Collateral
December 31, 2024		Retail
(Dollars in thousands)		Shopping	Business
	Hotel / Motel	Center	Assets	Other	Total

Commercial and industrial	$-	$-	$322	$465	$787
Commercial real estate - non-owner occupied	12,955	386	-	-	13,341

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment and the related allowance assigned:

March 31, 2025	Collateral Dependent Loans
(Dollars in thousands)	With a Related	Without a Related	Related
	Allowance	Allowance	Allowance

Commercial and industrial	$-	$625	$-
Commercial real estate - non-owner occupied	10,217	8,378	927

December 31, 2024	Collateral Dependent Loans
(Dollars in thousands)	With a Related	Without a Related	Related
	Allowance	Allowance	Allowance

Commercial and industrial	$787	$-	$153
Commercial real estate - non-owner occupied	11,752	1,589	1,283

Allowance for Credit Losses

The level of the allowance for credit losses reflects management’s continuing evaluation of product and industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses expected in the current loan portfolio. Portions of the allowance for credit losses may be allocated for specific credits; however, the entire allowance for credit losses is available for any credit that, in management’s judgment, should be charged off.

The following table presents, by portfolio segment, the changes in the allowance for credit losses:

	Allowance for Credit Losses
	Balance,				Balance,
(Dollars in thousands)	January 1	Provision for	Amounts	Amounts	March 31,
	2025	Credit Losses	Charged Off	Recovered	2025

Commercial and industrial	$496	$9	$(162)	$-	$343
Commercial real estate - non-owner occupied	7,837	593	(624)	-	7,806
Commercial real estate - owner occupied	537	(34)	-	-	503
Construction and land development	49	(1)	-	-	48
Multifamily	39	23	-	-	62
Single Family Sr. Lien	33	(18)	-	-	15
Single Family Jr. Lien	14	(5)	-	-	9
Single Family HELOC	11	(5)	-	-	6
Consumer	98	148	(41)	-	205
	$9,114	$710	$(827)	$-	$8,997

	Allowance for Credit Losses
	Balance,				Balance,
(Dollars in thousands)	January 1	Provision for	Amounts	Amounts	March 31,
	2024	Credit Losses	Charged Off	Recovered	2024

Commercial and industrial	$295	$(38)	$-	$-	$257
Commercial real estate - non-owner occupied	5,681	100	-	-	5,781
Commercial real estate - owner occupied	877	(87)	-	-	790
Construction and land development	13	36	-	-	49
Multifamily	102	(47)	-	-	55
Single Family Sr. Lien	41	(2)	-	-	39
Single Family Jr. Lien	33	(7)	-	-	26
Single Family HELOC	6	(2)	-	-	4
Consumer	40	47	-	-	87
	$7,088	$-	$-	$-	$7,088

Modifications to Borrowers Experiencing Financial Difficulty

The Company may modify certain loans when a borrower is experiencing financial difficulties and the Company grants concessions to the borrower that it would not otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses.

The following table presents the amortized cost basis of loans held for investment that were modified during the period for borrowers experiencing financial difficulty by loan portfolio segment:

Amortized Cost Basis at March 31, 2025
(Dollars in thousands)					% of Total Class
	Term	Interest Rate	Payment		of Financing
	Extension	Reduction	Delay	Total	Receivable
Commercial real estate - non-owner occupied	3,408	-	-	3,408	0.5%

There were no new modifications to borrowers experiencing financial difficulty for the three months ended March 31, 2024.

The performance of these modified loans is monitored for twelve months following the modification. As of March 31, 2025, all modified loans were on nonaccrual status. No modified loans were outstanding as of December 31, 2024.

Note 4. Operating Leases

The Company leases real estate for its main office, two branch offices as well as office space for operations departments under various operating lease agreements. The lease agreements have maturity dates ranging from September 2030 to October 2032, some of which include options to renew at the Company's discretion. At lease inception, if the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the measurement of the right-of-use asset and lease liability.

The lease liability is equal to the present value of the future lease payments, discounted using the rate implicit in the lease (or if that rate cannot be readily determined, the lessee’s incremental borrowing rate). Given that the rate implicit in the lease is rarely available, lease liability amounts were calculated using the Company’s incremental borrowing rate at lease inception, on a collateralized basis, for a similar term.

Operating lease right-of-use assets, as well as operating lease liabilities, are presented as separate line items on the consolidated balance sheets. The Company has elected not to report short-term leases (i.e., leases with initial terms of twelve months or less) on the consolidated balance sheets.

There were no sale and leaseback transactions or leveraged leases as of March 31, 2025 or December 31, 2024. There were no leases that had not commenced as of March 31, 2025. The Company entered into amendments for two leased locations during the three months ended March 31, 2025 to extend the lease terms by five years.

Below is a summary of the operating lease right-of-use asset and related lease liability, as well as the weighted average lease term (in years), weighted average discount rate and total rent expense.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Right-of-use asset	$5,956	$4,518
Lease liability	$6,299	$4,839
Weighted average remaining lease term (in years)	6.9	7.4
Weighted average discount rate (annualized)	4.52%	4.40%

	Three Months Ended
	March 31, 2025	March 31, 2024
Rent expense	$216	$167
Cash paid for operating lease liabilities	$262	$260

At March 31, 2025, future minimum payments for operating leases are payable as follows:

(Dollars in thousands)
Years ending December 31:
2025	748
2026	1,007
2027	1,037
2028	1,118
2029	1,129
2030	1,038
Thereafter	1,318
Total lease payments	$7,395
Less: imputed interest	(1,096)
Present value of lease liability	$6,299

Note 5. Loan Servicing Assets

The Company’s servicing assets consist primarily of the right to service the guaranteed portion of government guaranteed loans sold to others. The fair value of the servicing asset is essentially a valuation of the net future income stream, which is based on the rate of the fee, the estimated repayment speed of the loan and the estimated cost to service the loan.

The amount allocated to the loan servicing rights is recorded at fair value at the time of sale, as calculated by a third-party consulting firm specializing in government guaranteed loan matters.

The loan servicing asset is being amortized over the period of estimated servicing income, generally five to seven years, with the amortization being recorded against loan servicing fee income.

The balance of loans owned by third parties that are being serviced by the Company was $842.8 million and $779.1 million as of March 31, 2025 and December 31, 2024, respectively.

The following table presents a reconciliation of loan servicing rights:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Balance, beginning of year	$8,976	$7,053
Additions - servicing rights related to loans sold	1,509	6,771
Reductions - write-off of servicing assets	-	(401)
Reductions - amortization and early payoff	(1,254)	(4,447)
Balance, end of year	$9,231	$8,976

In the event of an early repayment of a serviced loan, the unamortized balance of the loan servicing asset for that loan is charged off against loan servicing fee income.

The loan servicing asset was impacted by the write-off of certain servicing assets totaling $401 thousand relating to the repurchase of the guaranteed portions of previously sold SBA loans during the three months ended March 31, 2024.

The aggregate balance of loan servicing rights is evaluated for impairment to ensure that the recorded balance is at the lower of amortized cost or fair value. There was no allowance for impairment recorded as of March 31, 2025 or December 31, 2024.

Note 6. Deposits

At March 31, 2025 and December 31, 2024, time deposits amounted to $411.2 million and $370.6 million, respectively. Interest expense on time deposit amounted to $4.5 million and $4.0 million for the three months ended March 31, 2025 and 2024, respectively.

The scheduled maturities of time deposits at March 31, 2025, are as follows:

(Dollars in thousands)	Time Deposit Maturities
	Less Than $250,000	$250,000 or more
2025	$193,216	$33,021
2026	134,304	14,343
2027	8,406	-
2028	11,500	-
2029	10,144	-
Maturing thereafter	6,267	-
Total time deposits	$363,837	$47,364

GBank had $73.3 million of brokered certificates of deposit as of March 31, 2025, having terms between eighteen months and five years. Comparatively, GBank had $79.3 million of brokered certificates of deposit as of December 31, 2024, having terms between thirteen months and five years.

The aggregate amount of demand deposit overdrafts that were reclassified as loans were $41 thousand at March 31, 2025, compared to $34 thousand as of December 31, 2024.

Note 7. Subordinated Debt, Other Borrowings, and Available Lines of Credit

Subordinated Debt Issued 2021

On December 15, 2021, the Company completed a $20 million private placement of fixed-to-floating rate subordinated notes (the “2021 Notes”). The 2021 Notes are subordinate and junior in right of payment to the prior payment in full of all existing claims of creditors of the Company whether now outstanding or subsequently created, assumed, guaranteed, or incurred (collectively, “Senior Indebtedness”). The 2021 Notes are not secured by any assets of the Company or its sole existing subsidiary company, GBank.

The 2021 Notes have a maturity date of December 15, 2031 and carry a fixed interest rate of 3.875% for the first five years through December 15, 2026. Thereafter, the 2021 Notes will pay interest at a quarterly adjustable rate equal to the then-current three-month term Secured Overnight Financing Rate (“SOFR”) as published by the Federal Reserve Bank of New York, plus two hundred and eighty-nine (289) basis points.

Interest on the 2021 Notes is payable quarterly in arrears semiannually on December 15 and June 15. The 2021 Notes are redeemable by the Company in whole or in part on any interest payment date beginning with the interest payment date of December 15, 2026. The net proceeds of the 2021 Notes were $19.6 million which includes $558 thousand of debt issuance costs that are being amortized over the expected life of the 2021 Notes.

The 2021 Notes qualify as Tier II capital for the Company for regulatory capital purposes. At the closing of the private placement, the Company invested $18 million into the Company’s wholly owned subsidiary, GBank. The funds invested into GBank are treated as Tier I capital.

Subordinated Debt Issued 2020

On December 30, 2020, the Company completed a $6.5 million private placement of fixed-to-floating rate subordinated notes (the “2020 Notes”). The 2020 Notes are subordinate and junior in right of payment to the prior payment in full of all existing claims of creditors of the Company whether now outstanding or subsequently created, assumed, guaranteed, or incurred (collectively, “Senior Indebtedness”). The 2020 Notes are not secured by any assets of the Company or its sole existing subsidiary company, GBank.

The 2020 Notes have a maturity date of January 15, 2031 and carry a fixed interest rate of 4.50% for the first five years through January 14, 2026. Thereafter, the 2021 Notes will pay interest at a quarterly adjustable rate equal to the then-current three-month term Secured Overnight Financing Rate (“SOFR”) as published by the Federal Reserve Bank of New York, plus four hundred twenty-three (423) basis points.

Interest on the 2020 Notes is payable quarterly in arrears semiannually on January and July 15. The 2020 Notes are redeemable by the Company in whole or in part on any interest payment date beginning with the interest payment date of January 15, 2026. The net proceeds of the 2020 Notes were $6.3 million which includes $207 thousand of debt issuance costs that are being amortized over the expected life of the 2020 Notes.

The 2020 Notes qualify as Tier II capital for the Company for regulatory capital purposes. At the closing of the private placement, the Company invested $6.0 million into the Company’s wholly owned subsidiary, GBank. The funds invested into GBank are treated as Tier I capital.

The Company recorded interest expense on subordinated debt issuances totaling $285 thousand and $286 thousand during the three months ended March 31, 2025 and 2024, respectively, of which $312 thousand was accrued as of March 31, 2025, compared to $192 thousand accrued as of December 31, 2024.

Lines of Credit

The Company has a line of credit available from the FHLB of San Francisco. Pursuant to collateral agreements with the FHLB of San Francisco, the arrangement is collateralized by qualifying securities having a fair value of $52.0 million and pledged loans having a carrying value of $40.7 million at March 31, 2025. Comparatively, the arrangement was collateralized by qualifying securities having a fair value of $42.5 million and pledged loans having a carrying value of $41.0 million at December 31, 2024.

The unused borrowing capacity at March 31, 2025 and December 31, 2024 with the FHLB of San Francisco, as collateralized by qualifying securities and pledged loans, was $90.0 million and $85.0 million, respectively. No draws have been made on the line, and the balance was zero as of March 31, 2025 and December 31, 2024.

Other Borrowing Arrangements

GBank is approved to pledge loans as collateral under the Federal Reserve Bank’s Borrower-In-Custody (“BIC”) Program. As of March 31, 2025, the Company had pledged loans and investment securities with an approximate carrying value of $614.2 million to the BIC Program and had unused borrowing capacity of $369.7 million. Comparatively, the Company had pledged loans and investment securities with an approximate carrying value of $590.5 million to the BIC Program and had unused borrowing capacity of $362.6 million at December 31, 2024.

The Company had no short-term borrowings outstanding as of March 31, 2025 or December 31, 2024.

Note 8. Stockholders' Equity and Earnings Per Share

Authorized Shares

The Company is authorized to issue three classes of shares: preferred stock, voting common stock, and nonvoting common stock. The Company had no preferred shares outstanding as of March 31, 2025 or December 31, 2024. The Company’s non-voting common stock and voting common stock share equally in dividends and residual net assets on a per share basis, and have identical rights and privileges, with the exception of voting rights. As of March 31, 2025 and December 31, 2024, the Company had 231,508 shares of non-voting common stock issued and outstanding relating to the acquisition of a nonvoting equity interest in BankCard Services. ("BCS") during the second quarter of 2024. Earnings per share amounts, as well as the balance of common stock issued and outstanding on the consolidated balance sheets, reflect both voting and non-voting common shares.

Stock Option Loans

During 2022, the Company approved a Stock Option Loan program (the "Program") under which the Company made secured loans to option holders with proceeds used to pay the exercise price of the stock options. The collateral for the loans was the shares obtained upon exercise of the option using the loan proceeds. All loans under the Program were paid in full during the first quarter of 2025.

Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each of the years presented. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus common shares that would have been outstanding if dilutive potential common shares, consisting of unvested restricted stock and outstanding stock options, had been issued.

The computation of earnings per share is provided in the table below.

(Dollars in thousands, except per share data)	March 31, 2025	March 31, 2024
Net income available to common shareholders	$4,470	$3,701
Weighted average shares outstanding (basic)	14,256,155	12,777,820
Effect of dilutive stock options	144,966	44,422
Effect of dilutive restricted stock	147,523	60,595
Weighted average shares outstanding (diluted)	14,548,644	12,882,837
Basic earnings per share	$0.31	$0.29
Diluted earnings per share	$0.31	$0.29
Anti-dilutive stock options excluded from
the computation of earnings per share	40,000	-

Note 9. Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

On November 4, 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio (“CBLR”) framework, for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule was effective on January 1, 2020 and allows qualifying community banking organizations to calculate a leverage ratio to measure capital adequacy. Banks opting into the CBLR framework are not required to calculate or report risk-based capital. The Company adopted the CBLR standards with its Call Report filed with the federal banking agencies for the quarter ended September 30, 2020.

Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than nine percent are considered to have satisfied the risk-based and leverage capital requirements in the agencies’ generally applicable capital rule. Additionally, such insured depository institutions are considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act.

The main components and requirements of the community bank leverage ratio framework are as follows:

•
Tier 1 Capital Leverage ratio greater than 9 percent
•
Less than $10 billion in average total consolidated assets
•
Off-balance-sheet exposures of 25 percent or less of total consolidated assets
•
Trading assets plus trading liabilities of 5 percent or less of total consolidated assets
•
Not an advanced approaches banking organization

As of March 31, 2025 and December 31, 2024, the Company and GBank were in compliance with the CBLR requirements. The table below presents a summary of the main components and requirements of the CBLR:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Bank Tier 1 Capital Leverage Ratio	14.23%	12.90%
Average Total Consolidated Assets	$1,122,269	$1,076,785
Off-Balance-Sheet Exposures	$44,622	$38,762
Ratio of Off-Balance-Sheet Exposures to Total Assets	3.76%	3.47%
Trading Assets	None	None
Advances Approaching Banking Organization	No	No

Actual and required capital amounts and ratios for the Bank are presented in the table below.

	Actual		Required for Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2025
Community Bank Leverage Ratio	$159,745	14.23%	$101,004	9.00%

December 31, 2024
Community Bank Leverage Ratio	$138,941	12.90%	$96,911	9.00%

Additionally, State of Nevada banking regulations restrict distribution of the net assets of the Company. These regulations require the sum of the Company’s stockholders’ equity and allowance for credit losses to be at least six percent of the average of the Company’s total daily deposit liabilities for the preceding sixty days. As a result of these regulations, $56.9 million and $53.9 million of the Company’s stockholders’ equity was restricted as of March 31, 2025 and December 31, 2024, respectively.

Note 10. Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contractual amounts of the Company’s exposure to off-balance-sheet risk is as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit (1)	$90,284	$75,637
Standby letters of credit (2)	797	797
	$91,081	$76,434

(1)
Includes unsecured commitments of $25.6 million and $21.3 million as of March 31, 2025 and December 31, 2024, respectively.
(2)
Includes cash secured standby letters of credit of $797 thousand as of both March 31, 2025 and December 31, 2024.

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee since many of the commitments are expected to expire without being drawn upon. The total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based upon Management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; income-producing commercial properties; and land loans.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary.

GBank calculates estimated credit losses for off-balance-sheet credit exposures which are not unconditionally cancellable on a collective (pool) basis, with these pools mirroring the segments used for the calculation of the allowance for credit losses for loans, as these unfunded commitments share similar risk characteristics with the loan portfolio segments. The allowance for credit losses related to off-balance-sheet commitments was $84 thousand and $73 thousand as of March 31, 2025 and December 31, 2024, respectively, and is recorded in other liabilities on the consolidated balance sheets. The provision for credit losses related to off-balance-sheet commitments was $11 thousand for the three months ended March 31, 2025 and $20 thousand for the three months ended March 31, 2024 and is recorded within the allowance for credit losses on the consolidated statements of income.

Financial Instruments with Concentrations of Credit Risk

The Company’s loan portfolio is concentrated in commercial real estate loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 80%. Commercial real estate loans accounted for 89% and 88% of total loans at March 31, 2025 and December 31, 2024, respectively. No other loan classification exceeded 10% of the loan portfolio at March 31, 2025 or December 31, 2024.

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers in its local market area of Nevada, California, Utah, and Arizona, and to customers located throughout the United States through the Company’s nationwide government guaranteed loan programs.

The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers. Unsecured loans accounted for less than 1% of total gross loans at March 31, 2025 and December 31, 2024.

At March 31, 2025, the Company’s loan portfolio included loans and loan commitments in forty states. The following table sets forth the dispersion of loan principal balances and related commitments (undisbursed loan proceeds) for the states having at least five percent of the total loan principal balances and commitments outstanding:

(Dollars in thousands)	March 31, 2025
	Amounts	Percentage
Nevada	$208,699	21.98%
North Carolina	143,960	15.16%
Ohio	71,996	7.58%
California	60,179	6.34%
Illinois	53,937	5.68%
Indiana	50,840	5.36%
Texas	47,546	5.01%
Other	312,197	32.89%
Total Loan Commitments	$949,354	100.00%

Legal Contingencies

The Company is a party to various legal actions normally associated with collections of loans and other business activities of financial institutions, the aggregate effect of which, in Management’s opinion, would not have a material adverse effect on the Company’s financial statements. In the opinion of Management, such proceedings are substantially covered by insurance, and the ultimate disposition of such proceedings are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Executive Agreements

The Company has entered into agreements with its key employees stating that, in the event the Company terminates the employment of these officers without cause or upon change in control of the Company, the Company may be liable for the employees’ salary for a period of time as outlined in the agreements.

Other Commitments

During the second quarter of 2022 the Company entered into a Limited Partnership Agreement with a venture capital fund under which the Company has committed up to $2.0 million in capital contributions to the partnership. The Company is a limited partner of the partnership with no controlling financial interests. Capital contributions are expected to be made through 2027. The Company had made capital contributions to the venture capital fund totaling $760 thousand and $660 thousand as of March 31, 2025 and December 31, 2024, respectively, with this balance included in other assets on the consolidated balance sheets.

Note 11. Fair Value Measurements

The Company uses a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Valuations for assets and liabilities traded in active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

Level 3: Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker-traded transactions. Level 3 valuations incorporate certain unobservable assumptions and projections in determining the fair value assigned to such assets.

There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2025 or the year ended December 31, 2024.

Assets Measured at Fair Value on a Recurring Basis

Securities Available for Sale - The fair value of investment securities classified as available for sale is measured using information from a third-party pricing service. The pricing service uses quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

The table below presents the balance of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

Fair Value Measurements at March 31, 2025 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale debt securities:
Residential mortgage-backed securities	$71,468	$-	$71,468	$-

Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale debt securities:
Residential mortgage-backed securities	$65,609	$-	$65,609	$-

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Individually Evaluated Loans, Net of Allowance for Credit Losses - Individually evaluated loans, net of allowance for credit losses, are valued based on the fair value of the loan’s collateral, generally determined based upon independent third-party appraisals of the properties. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. As of March 31, 2025 the balance of individually evaluated loans, net of allowance for credit losses of $9.2 million was entirely comprised of commercial real estate - non-owner occupied loans. As of December 31, 2024 the balance of individually evaluated loans, net of allowance for credit losses of $11.1 million was comprised of $1.1 million of commercial and industrial loans and $10.0 million of commercial real estate - non-owner occupied loans.

The table below presents the balance of financial assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy:

Fair Value Measurements at March 31, 2025 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans	$9,290	$-	$-	$9,290

Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans	$11,102	$-	$-	$11,102

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
March 31, 2025	Estimate	Technique	Input	Range	Average
Assets:
Individually evaluated loans	9,290	Appraisal (1)	Appraisal adjustments (2)	39%-65%	44%

(Dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
December 31, 2024	Estimate	Technique	Input	Range	Average
Assets:
Individually evaluated loans	11,102	Appraisal (1)	Appraisal adjustments (2)	21%-59%	43%

(1)
Fair value is generally determined through independent appraisals which generally include various level 3 inputs that are not identifiable.
(2)
Appraisal amounts may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other adjustments are presented as a percent of the appraisal or financial statement book value.

Carrying amounts and estimated fair values of financial instruments were as follows:

		March 31, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Amount	Fair Value	Amount	Fair Value
Financial instruments - assets
Cash and due from banks	1	$6,701	$6,701	$9,262	$9,262
Interest-bearing deposits with other financial institutions	1	140,270	140,270	114,860	114,860
Investment securities available for sale	2	71,468	71,468	65,609	65,609
Investment securities held to maturity	2	39,903	39,795	40,569	40,392
Loans held for sale	3	41,313	42,764	32,649	33,930
Loans, net	3	834,368	838,024	806,844	812,674
Loan servicing assets	3	9,231	15,988	8,976	15,546
Federal Home Loan Bank stock	2	4,652	4,652	4,652	4,652
Accrued interest receivable	2	7,606	7,606	7,184	7,184
Financial instruments - liabilities
Deposits	2	995,942	963,421	935,080	899,360
Short-term borrowings	2	-	-	-	-
Subordinated debt	2	26,107	24,973	26,088	24,830
Accrued interest payable	2	2,361	2,361	3,063	3,063

Note 12. Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Bank’s CODM is T. Ryan Sullivan, CEO and President. The Company’s CODM monitors the revenue streams and significant expenses of its various products and services, as well as budget to actual results, in assessing the Company’s segments. The evaluation of significant expenses include salaries and employee benefits, data processing, occupancy, and legal and professional fees. Overall, operations are managed, and financial performance is evaluated, on a Company-wide basis using the Company’s consolidated net income to monitor actual results versus budget, in competitive analyses by benchmarking to the Company’s peers, and in decision making pertaining to executive compensation levels, new product decisions, expansion plans, and capital expenditure spending. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable segment.

The following table presents certain information reviewed by management:

	Three Months Ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Net interest income	$11,894	$10,802
Provision for credit losses	721	20
Noninterest income	5,463	2,405
Noninterest expense	10,907	8,374
Provision for income taxes	1,224	1,112
Net loss attributable to equity investment	(35)	-
Net income	4,470	3,701

Total Assets	$1,190,012	$963,450

Other Segment Information

Revenue Composition: GBFH generates revenue primarily from net interest income and non-interest income, including gain on sales of loans, net interchange income, and loan servicing income.

Capital Allocation & Performance Metrics: The CODM assesses performance based on key financial metrics, including net interest margin, return on average assets, return on average equity and the Company's efficiency ratio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents management’s discussion and analysis of the financial condition and results of operations of GBank Financial Holdings Inc. (individually, “GBFH” and collectively with its subsidiaries including GBank, the “Company”). This discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and with the Company's Registration Statement on Form S-1 and S-1/A. Results of operations for the periods included in this quarterly report on Form 10-Q are not necessarily indicative of results to be obtained during any future period.

Nature of Operations

GBank Financial Holdings Inc. is a bank holding company headquartered in Las Vegas, Nevada and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Through our wholly owned bank subsidiary, GBank, we operate two full-service commercial branches in Las Vegas, Nevada to provide a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals in Nevada, California, Utah, and Arizona. Our founding members, including our Executive Chairman of the Board, Edward M. Nigro, recognized a need in the greater Las Vegas area for a solutions-oriented, relationship bank focused on middle market companies and real estate entrepreneurs who generally require loans of $200 thousand to $20 million, a size often overlooked or deprioritized by larger financial institutions. GBank was established in 2007 with the goal of helping these underserved clients build and sustain wealth. By combining the relationship-based focus of a community bank with the extensive suite of financial products and services offered by our largest competitors, we believe that we are well-positioned to continue to capitalize on the significant growth opportunities available not only in the greater Las Vegas and Clark County area, but regionally and nationally through our SBA lending, Gaming Fintech, and credit card initiatives. These activities, together with our two strategically located banking centers, generate a stable source of low-cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields.

The Company generates the majority of its revenue through net interest income, calculated as the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is calculated as net interest income as a percentage of average interest-earning assets. The Company also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, generally the guaranteed portion of SBA and USDA loans. Offsetting these revenue sources are provisions for credit losses, non-interest expenses and income taxes.

The following table presents a summary of the Company's earnings and selected performance ratios:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2025	2024
Net Income	$4,470	$3,701
Diluted Earnings Per Share	$0.31	$0.29
Return on Average Assets	1.61%	1.59%
Return on Average Equity	12.59%	14.67%
Net Interest Margin	4.47%	4.85%
Non-Performing Assets to Total Assets	1.71%	0.64%
Net Charge-Off to Average Loans (annualized)	0.39%	0.00%

The Company has experienced strong balance sheet growth, primarily driven by increases in commercial real estate loans (due to both organic growth and the repurchase of the guaranteed portion of certain SBA loans previously sold) and interest-bearing deposits. The Company also experienced favorable volume and rate-driven increases in net interest income, which was partially offset by higher funding costs.

Financial highlights for the three months ended March 31, 2025 are presented below:

•
Net income of $4.5 million and diluted earnings per share of $0.31
•
Net interest margin of 4.47%
•
Loan growth of $27.4 million, or 3%
•
Principal balances of loans sold of $68.7 million compared to principal balances of loans sold of $68.6 million of during the three months ended March 31, 2024
•
Gain on sale of loans of $2.5 million, an increase of $454 thousand or 22% compared to $2.1 million of gain on sale of loans for the three months ended March 31, 2024

•
On-balance sheet guaranteed loans totaled $245.6 million as of March 31, 2025 compared to $233.9 million at December 31, 2024
•
Non-performing assets of $20.4 million at March 31, 2025 representing 1.71% of total assets compared to $14.2 million of non-performing assets at December 31, 2024

Critical Accounting Policies

In preparing the Company’s Consolidated Financial Statements, accounting policies are applied that require significant judgment and estimates, which can materially impact the Company’s financial position and results of operations. The following are the critical accounting policies that have the most significant impact on the Company’s financial statements because they require significant judgments and assumptions about highly complex and inherently uncertain matters. The use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition.

Allowance for Credit Losses

The allowance for credit losses reflects management’s best estimate of credit losses over the remaining life of the loan portfolio and is presented as a valuation account deducted from the loan portfolio’s amortized cost basis to present the net amount expected to be collected on the loans.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. GBank has segregated its held-for-investment loan portfolio into segments based on federal call report codes which classify loans based on the primary collateral supporting the loan. The segments are reviewed by management no less than annually to ensure instruments are properly segregated into groups having similar risk characteristics and new segments may be required as the Company offers new loan products.

The Company’s loan portfolio includes certain loans which are partially guaranteed by the U.S. Small Business Administration. The Current Expected Credit Losses (“CECL”) model does not require an entity to measure expected credit losses on an instrument, or pool of instruments, if historical information adjusted for current conditions and reasonable and supportable forecasts result in zero expected credit losses in all scenarios. The guaranteed portion of the loan pools range from 75 percent to 90 percent. For purposes of the assessment of credit losses, Company management ascertains the guaranteed portion of these loans has zero repayment risk due to the full guarantee of the U.S. government.

The Company measures the allowance for credit losses using the average charge-off method and calculates an estimate of expected credit losses based on actual losses incurred during a historic look-back period. The Company has chosen to use the historic losses of similarly insured institutions for each of its loan segments with the exception of commercial real estate loans for which Company management has defined a custom peer group of institutions having a large focus on government guaranteed lending.

To account for the model’s quantitative limitations when estimating credit losses, management also considers certain qualitative adjustments, including considerations of:

•
changes in lending policies, underwriting standards, and collection practices
•
changes in economic and business conditions
•
changes in volume and severity of past due and adversely classified loans, including nonaccrual volume
•
changes in nature, volume, and terms of loans
•
changes in the experience, ability, and depth of lending management and staff
•
changes in underlying collateral values
•
effect of concentrations (loan types) as a percentage of capital
•
changes in the quality of the loan review system
•
effects of other factors (unemployment, loss of benefits, depreciation, loss of net worth, etc.)

GBank considers financial assets on an individual basis when the financial asset has unusual risk characteristics not matching an existing segment and may assign a specific reserve to the financial asset having unusual risk characteristics. The specific reserve component is calculated as the Company's evaluation of credit loss on individually evaluated loans based on the fair value of the collateral less estimated selling costs if collateral dependent or based on the present value of expected future cash flows discounted at the loan's initial effective interest rate if not collateral dependent. The majority of the Company's loans subject to individual evaluation are considered collateral dependent. The Company uses the practical expedient as permitted under ASC 326 to measure individually evaluated loans as collateral dependent and/or when repayment is expected to be provided substantially through the operation or sale of the collateral. Expected credit losses are based on the fair value at the reporting date, adjusted for selling costs as appropriate. For collateral dependent loans, credit loss is measured as the difference between the amortized cost basis in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

Emerging Growth Company

Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We have elected to use the extended transition period for complying with new or revised accounting standards affecting public companies, which means that our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis.

Although we are still evaluating the JOBS Act, we may take advantage of some of the reduced regulatory and reporting requirements that are available to it so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Net Interest Income and Net Interest Margin

Net interest income is calculated as the excess of interest earned from the Company’s interest-bearing assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, like deposits and borrowed funds. Net interest income represents the core earnings of the Company’s primary activities of lending and investing, less the costs of obtaining funds.

Net interest margin is expressed as net interest income as a percentage of average earning assets and reflects the Company's ability to generate income from its interest-earning assets relative to the costs of funding those assets. Net interest income is affected by changes in interest rates, as well as composition and volume fluctuations in the average balances of interest-earning assets and interest-bearing liabilities.

Average balances, interest income or expense, and the interest yield or rate for the Company’s interest-sensitive assets and liabilities are presented in the table below. Average balances are calculated on a daily basis. The Company had no tax equivalent adjustments for the three months ended March 31, 2025 and 2024.

	For Three Months Ended
	March 31, 2025			March 31, 2024
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS:
Interest Bearing Deposits With Banks	$102,628	$1,192	4.71%	$66,100	$972	5.91%
Investment Securities:
Taxable	105,222	1,281	4.94%	98,084	1,014	4.16%
Loans, Net (1)	866,690	16,836	7.88%	727,786	15,330	8.47%
Federal Home Loan Bank Stock	4,652	100	8.72%	3,222	74	9.24%
Total Earning Assets	1,079,192	19,409	7.29%	895,192	17,390	7.81%

Cash and Due From Banks	6,216			5,935
Other Assets	39,177			33,602
Total Assets	1,124,585			934,729

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing Demand	$65,693	$355	2.19%	$65,303	$393	2.42%
Money Market and Savings	264,085	2,411	3.70%	186,372	1,759	3.80%
Certificates of Deposit	385,704	4,464	4.69%	309,221	4,046	5.26%
Total Interest-Bearing Deposits	715,482	7,230	4.10%	560,896	6,198	4.44%

Short-Term Borrowings	-	-	0.00%	7,583	104	5.52%
Subordinated Debentures	26,095	285	4.43%	26,021	286	4.42%
Total Interest-Bearing Liabilities	741,577	7,515	4.11%	594,500	6,588	4.46%

Noninterest-bearing Deposits	218,874			220,767
Other Liabilities	20,139			18,003
Shareholders' Equity	143,995			101,459
Total Liabilities & Shareholders' Equity	$1,124,585			$934,729

Net Interest Income		$11,894			$10,802

Total Yield on Earning Assets			7.29%			7.81%
Cost on Interest-Bearing Liabilities			4.11%			4.46%
Average Interest Spread			3.18%			3.35%
Net Interest Margin			4.47%			4.85%

(1)
Balances of non-accrual loans of $19.2 million at March 31, 2025 and $6.1 million at March 31, 2024 are included in the average loan balances for each year, respectively.

Net interest income increased $1.1 million or 10% to $11.9 million for the three months ended March 31, 2025, compared to $10.8 million for the three months ended March 31, 2024.

Interest income increased $2.0 million due to a $184.0 million increase in average interest-earning assets over the twelve month period ending March 31, 2025. This increase was partially offset by lower loan yields driven by both (i) yield reductions on adjustable-rate loans, securities, and other liquid assets driven by a 100 basis point decrease in the federal funds rate enacted during the second half of 2024 by the Federal Open Market Committee ("FOMC"), and (ii) certain non-recurring interest income adjustments relating to nonaccrual loans totaling $100 thousand during the three months ended March 31, 2025.

Investment securities yielded 4.94% during the first quarter of 2025, compared to 4.16% for the first quarter of 2024. The increase in investment yield when comparing 2025 to 2024 was the result of the purchase of $72.9 million of investment securities during the previous twelve months to replace certain lower-yielding U.S. Treasury securities that matured during the year ended December 31, 2024.

Net interest income was also impacted by an increase in interest expense from $6.6 million for the three months ended March 31, 2024 to $7.5 million for the three months ended March 31, 2025. The increase in interest expense was driven by both higher funding costs to maintain competitive pricing, and growth in average interest-bearing liabilities to fund interest-earning asset growth.

For the first quarter of 2025, the Company’s net interest margin decreased to 4.47%, compared to 4.85% for the first quarter of 2024. The decrease in net interest margin when compared to the first quarter of 2024 is reflective of the 100 basis point decrease in the federal funds rate on variable rate loans, investment securities, and interest bearing cash balances and interest income reversals relating to loans placed on nonaccrual status during the quarter.

The following table presents the effects of changing rates and volumes on net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to volume.

	Three Months Ended
	March 31, 2025 vs. March 31, 2024
	Increase (Decrease)
(Dollars in thousands)	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Deposits With Banks	$537	$(317)	$220
Investment Securities:
Taxable	74	193	267
Loans, Net	2,926	(1,420)	1,506
Federal Home Loan Bank Stock	33	(7)	26
Total Interest Income	3,570	(1,551)	2,019

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest-bearing Demand	2	(40)	(38)
Money Market and Savings	733	(81)	652
Certificates of Deposit	1,001	(583)	418
Total Interest-Bearing Deposits	1,736	(704)	1,032

Short-Term Borrowings	(104)	-	(104)
Subordinated Debentures	1	(2)	(1)
Total Interest Expense	1,633	(706)	927

NET INTEREST INCOME	$1,937	$(845)	$1,092

Provision Expense and Allowance for Credit Losses - Loans

The provision for credit losses on loans totaled $710 thousand for the first quarter of 2025. No provision for credit losses on loans was recorded during the first quarter of 2024. The allowance for credit losses was $9.0 million at March 31, 2025, compared to $9.1 million at December 31, 2024. The allowance for credit losses to total net loans was 1.07% at March 31, 2025, compared to 1.12% at December 31, 2024.

Net loan charge-offs of $828 thousand were recorded during the three months ended March 31, 2025. No loan charge-offs were recorded during during the first quarter of 2024. The net charge-offs recorded during the first quarter of 2025 were comprised of $624 thousand of charge-offs related to three commercial real estate – non-owner occupied loan relationship, $162 thousand of charge-offs related to two commercial and industrial loans, as well as $41 thousand of credit card charge-offs.

Noninterest Income

The following table presents the components of total noninterest income.

	Three months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Gain on sale of loans	$2,537	$2,083	$454	21.8
Loan servicing income	703	60	643	1,071.7
Service charges and fees	56	41	15	36.6
Net interchange fees	2,003	20	1,983	9,915.0
Other income	164	201	(37)	(18.4)
Total Noninterest Income	$5,463	$2,405	$3,058	127.2

Non-interest income was $5.5 million for the first quarter of 2025, compared to $2.4 million for the first quarter of 2024.

Gain on sale of loans increased 22% to $2.5 million for the three months ended March 31, 2025, compared to $2.1 million during the three months ended March 31, 2024. The increase in gain on sale of loans was driven by improved loan sale pricing, as the average pretax gain on loan sales as a percentage of the loan originated increased to 3.69% for the three months ended March 31, 2025, compared to 3.04% for the same period of 2024.

For the three months ended March 31, 2025, loan servicing income increased to $703 thousand, compared to $60 thousand for the three months ended March 31, 2024 due to both (i) an increase in the principal balance of loans serviced during the twelve months since March 31, 2024, and (ii) the first quarter of 2024 reflecting the write-off of certain loan servicing assets totaling $401 thousand relating to the repurchase of the guaranteed portion of previously sold loans.

Net interchange fees totaled $2.0 million for the three months ended March 31, 2025 compared to $20 thousand for the three months ended March 31, 2024. The increase in net interchange fees is attributable to transaction volume growth within GBank’s Visa Signature® Card product.

Noninterest Expense

The following table presents the components of total noninterest expense.

	Three months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits	$6,400	$5,290	$1,110	21.0
Data processing	1,405	833	572	68.7
Occupancy expense	392	447	(55)	(12.3)
Legal and professional fees	700	397	303	76.3
Loan related costs	384	401	(17)	(4.2)
Audits and exams	497	85	412	484.7
Advertising and marketing	127	129	(2)	(1.6)
FDIC insurance	122	118	4	3.4
Other	880	674	206	30.6
Total Noninterest Expense	$10,907	$8,374	$2,533	30.2

For the three months ended March 31, 2025, noninterest expense increased 30% to $10.9 million, compared to $8.4 million for the three months ended March 31, 2024.

For the three months ended March 31, 2025, salaries and employee benefits increased 21% to $6.4 million, compared to $5.3 million for the three months ended March 31, 2024. The increase was driven by (i) an increase in full-time equivalent employees to 175 at March 31, 2025, compared to 150 for the same period of 2024, and (ii) increased bonuses and commissions commensurate with loan originations and sales volume.

Data processing expense increased $572 thousand, or 69%, from $833 thousand for the three months ended March 31, 2024 to $1.4 million for the three months ended March 31, 2025. This increase reflects higher costs from transactional-based charges given the volume increases in loans and deposits over the last twelve months.

For the three months ended March 31, 2025, legal and professional fees totaled $700 thousand, an increase of 76% or $303 thousand when compared to $397 thousand for the three months ended March 31, 2024. Audits and exam expense totaled $497 thousand, an increase of over 400% or $412 thousand when compared to $85 thousand for the three months ended March 31, 2024. The increases in these categories reflects extraordinary legal, professional and audit fees associated with the preparation and filing of the registration statement with the Securities and Exchange Commission on Forms S-1 and S-1/A during the first quarter of 2025.

Other noninterest expense totaled $880 thousand during the three months ended March 31, 2025, an increase of $206 thousand or 31% compared to $674 thousand during the three months ended March 31, 2024. The year-over-year increase was the result of growth within the organization, with increases reflected across several categories of expense.

Income Taxes

Income tax expense was $1.2 million for the three months ended March 31, 2025, an increase of 10% or $112 thousand compared to $1.1 million for the three months ended March 31, 2024. The increase in income tax expense was primarily due to higher pre-tax earnings. The effective tax rate for the three months ended March 31, 2025 was 21.4% compared to 23.1% for the three months ended March 31, 2024. The decrease in the effective tax rate is attributable to the timing and volume of certain favorable discrete items related to excess tax benefits from stock-based compensation.

Comparison of Financial Condition – March 31, 2025 and December 31, 2024

Total Assets

Total assets increased 6% to $1.190 billion at March 31, 2025 compared to $1.122 million at December 31, 2024 primarily due to increases in net loans of $27.4 million as well as cash and equivalents of $22.8 million.

Cash and Cash Equivalents

Cash and cash equivalents increased 18% from $124.1 million at December 31, 2024 to $147.0 million at March 31, 2025 as cash inflows from deposit growth more than offset cash outflows to fund loan growth during the first quarter of 2025.

Investments

The Company maintains an investment security portfolio to generate income through interest and potential sales, manage liquidity for funding needs, support interest rate risk management, and meet regulatory requirements for high-quality liquid assets.

The investment security portfolio is comprised of held-to-maturity securities recorded at amortized cost and available for sale securities recorded at fair value. Held-to-maturity securities decreased $666 thousand to $39.9 million as of March 31, 2025, as compared to $40.6 million as of December 31, 2024. Available-for-sale securities increased $5.9 million from $65.6 million at December 31, 2024 to $71.5 million at March 31, 2025.

The following table presents the maturity composition and the weighted average yields of the investment portfolio as of March 31, 2025. Mortgage-backed security maturities are based on paydown trends in the most recent three-month period. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted-average yield is calculated based on the amortized cost of each security.

	Maturing
(Dollars in thousands)	One Year		After One Year		After Five Years		After
	or Less		Through Five Years		Through Ten Years		Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
As of March 31, 2025	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities, at fair value:
Residential mortgage-backed securities	$-	0.00%	$12,030	4.74%	$23,262	4.53%	$36,176	4.62%
Total available for sale securities	$-	0.00%	$12,030	4.74%	$23,262	4.53%	$36,176	4.62%
Held to maturity securities, at amortized cost:
Residential mortgage-backed securities	$1,220	7.74%	$-	0.00%	$38,683	5.01%	$-	0.00%
Total held to maturity securities	$1,220	7.74%	$-	0.00%	$38,683	5.01%	$-	0.00%

Loans

Total loans, net of deferred loan costs and unamortized discounts, increased 3% to $843.4 million at March 31, 2025, compared to $816.0 million at December 31, 2024. Loan originations, including government guaranteed and non-guaranteed commercial loans, totaled $133.0 million during the first quarter of 2025, compared to $136.6 million for the same period in 2024.

The following table presents the ending balance of gross loans outstanding, by type.

	March 31, 2025		December 31, 2024
(Dollars in thousands)		Percent of		Percent of
	Balance	Total Loans	Balance	Total Loans
Commercial and industrial	$56,885	6.7%	$64,000	7.8%
Commercial real estate - non-owner occupied	672,379	79.7	630,551	77.3
Commercial real estate - owner occupied	81,768	9.7	88,802	10.9
Construction and land development	3,201	0.4	2,934	0.4
Multifamily	19,011	2.3	17,374	2.1
Single Family Sr. Lien	3,859	0.5	5,992	0.7
Single Family Jr. Lien	3,322	0.4	3,203	0.4
Single Family HELOC	438	0.1	1,389	0.2
Consumer	2,502	0.2	1,713	0.2
Loans, net	843,365	100.0%	815,958	100.0%
Allowance for credit losses	(8,997)		(9,114)
Loans, net of allowance	$834,368		$806,844

Beginning in the third quarter of 2023, and continuing into the first quarter 2024, the Company repurchased previously sold guaranteed SBA loans by initiating a change in loan terms with certain borrowers, at the borrowers’ option, to convert variable loans to five-year fixed rate loans at lower current interest rates. The repurchase program was initiated in response to a rapid rise in the Wall Street Journal Prime Rate which has the potential to significantly impact our borrowers, the majority of whom are in variable rate loans. The Prime Rate increased from 3.25% to 8.50% between March 2022 and July 2023, an increase of 525 basis points. The Company received requests from borrowers due to the higher payments affecting borrowers’ cash flow and operations. Given the predicted economic outlook and anticipated interest rate reductions likely being delayed until late 2024, the Company decided to evaluate converting the variable rate structure to a fixed-rate based on a current credit evaluation. In response, the Bank reached out to request annual tax returns and updated financial information from borrowers. The Company began to repurchase previously sold guaranteed SBA loans by initiating a change in loan terms with certain borrowers, at the borrowers’ option, to convert variable loans to five-year fixed rate loans at the current market terms.

The process for evaluating, approving, and submitting repurchase packages to SBA was consistent with SOP 50 57 (3) and Section 7.6 of the Agreement. Updated financials from each borrower were reviewed to assess the viability of the business before preparing an interest rate modification document. Once the interest rate modification was approved internally, GBank sought approval for modifications, and submitted requests to the SBA to repurchase these SBA loans. According to the SOP, SBA shall review the repurchase request package, and based on the financial and other information provided determine whether an emergency repurchase of the SBA loan is appropriate for that specific borrower. This activity resulted in the repurchase of $106.1 million of United States government guaranteed loan balances within the commercial and industrial and commercial real estate segments during the year ended December 31, 2023. This program continued through the end of the first quarter of 2024, during which $44.2 million of the guaranteed portion of previously sold loans was repurchased in the three-month period ending March 31, 2024. The balance of guaranteed loans at March 31, 2025 was $245.6 million, representing 24.2% of loans. Comparatively, at December 31, 2024, the Company had $233.9 million of guaranteed loan balances representing 24.7% of loans. Given the stabilization of the interest rate environment the Company is not anticipating any material repurchases in the foreseeable future.

Net deferred loan costs totaled $9.1 million at March 31, 2025 and $8.2 million at December 31, 2024. Net deferred loan costs represent the costs incurred to originate loans, net of fees paid by the borrower, which are measured and recorded at the date the loan is originated. Unamortized discount totaled $9.2 million at March 31, 2025 and $8.9 million at December 31, 2024. The unamortized discount relates to the retained portion of government guaranteed loans and is based on the relative fair value of the retained loan as calculated by an independent consulting firm. Loan costs and discount are amortized over the life of the loan and are recorded as an adjustment to interest income on the loan.

Loans held for sale totaled $41.3 million at March 31, 2025 and consisted of commercial real estate – non-owner occupied, commercial real estate – owner occupied, and commercial and industrial loans. Loans held for sale totaled $32.6 million at December 31, 2024 and consisted of commercial real estate – non-owner occupied, commercial real estate – owner occupied, and commercial and industrial loans. The balance of unguaranteed portions to be retained are reported as held for investment.

The following table sets forth the dispersion of loan principal balances with amounts and the percentage of the total balances in the states with five percent of total gross loans:

(Dollars in thousands)	March 31, 2025
	Amounts	Percentage
Nevada	$173,427	20.56%
North Carolina	134,856	15.99%
Ohio	60,654	7.19%
Illinois	53,464	6.34%
California	49,653	5.89%
Indiana	48,679	5.77%
Texas	43,371	5.14%
Virginia	42,640	5.06%
Other	236,621	28.06%
	$843,365	100.00%

Credit Quality, Credit Risk, and Allowance for Credit Losses

In accordance with CECL guidance, the Company has grouped its loan portfolio into segments with similar risk characteristics based on factors such as loan type, credit risk profile, borrower characteristics, and other relevant attributes that influence the risk of default. By dividing loans into these segments, the Company can apply more tailored loss estimation techniques that reflect the specific credit risks associated with each segment.

Evaluations of the Company’s loan portfolio, its segments, and individual credits are inherently subjective and require significant judgments dependent on the circumstances at the time of the evaluation. As such, current period results are not an indication of future performance, and future evaluations may result in substantial changes to the allowance for credit losses and related provision expense as a result of changing economic conditions, asset quality, or loan portfolio composition in future periods.

For more information on the Company’s allowance for credit losses methodology, including the quantitative and qualitative factors used in the calculation, please see "Note 3 – Loans and Allowance for Credit Losses – Loans" within Notes to Consolidated Financial Statements.

The following table presents the allowance for credit loss as a percentage of total loans:

(In Thousands)
As of March 31, 2025	Total ACL - Loans	Total Loans	% of Total Loans Outstanding	Allowance as a % of Loan Category
Commercial and industrial	$343	$56,885	6.7%	0.6%
Commercial real estate - non-owner occupied	7,806	672,379	79.7	1.2
Commercial real estate - owner occupied	503	81,768	9.7	0.6
Construction and land development	48	3,201	0.4	1.5
Multifamily	62	19,011	2.3	0.3
Single Family Sr Lien	15	3,859	0.5	0.4
Single Family Jr Lien	9	3,322	0.4	0.3
Single Family HELOC	6	438	0.1	1.4
Consumer	205	2,502	0.3	8.2
Total	$8,997	$843,365	100.0%	1.1%

(In Thousands)
As of December 31, 2024	Total ACL - Loans	Total Loans	% of Total Loans Outstanding	Allowance as a % of Loan Category
Commercial and industrial	$496	$64,000	7.8%	0.8%
Commercial real estate - non-owner occupied	7,837	630,551	77.3	1.2
Commercial real estate - owner occupied	537	88,802	10.9	0.6
Construction and land development	49	2,934	0.4	1.7
Multifamily	39	17,374	2.1	0.2
Single Family Sr Lien	33	5,992	0.7	0.6
Single Family Jr Lien	14	3,203	0.4	0.4
Single Family HELOC	11	1,389	0.2	0.8
Consumer	98	1,713	0.2	5.7
Total	$9,114	$815,958	100.0%	1.1%

The allowance for credit losses decreased from $9.1 million at December 31, 2024 to $9.0 million at March 31, 2025. The allowance as a percentage of loan balances decreased from 1.12% at December 31, 2024 to 1.07% at March 31, 2025.

The following table presents non-performing assets and related ratios as of the periods presented.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Non-performing assets:
Total nonaccrual loans	$19,220	$14,128
Loans 90 days past due and accruing	1,153	40
Total non-performing loans	20,373	14,168
Other real estate owned	-	-
Total non-performing assets	$20,373	$14,168

Non-performing loans to net loans	2.42%	1.74%
Nonaccrual loans to net loans	2.28%	1.73%
ACL to nonaccrual loans	46.81%	64.51%
ACL to gross loans	1.07%	1.12%

The Company had $20.4 million of non-performing loans as of March 31, 2025, compared to $14.2 million of non-performing loans as of December 31, 2024. As of March 31, 2025, the balance of non-performing loans was comprised of certain commercial real estate – non-owner occupied, commercial real estate – owner occupied, commercial and industrial loans, and consumer loans totaling $20.4 million, of which $14.7 million is guaranteed by the SBA. Included in the balance of non-performing assets as of March 31, 2025 are $10.2 million of individually evaluated loans with specific credit loss reserves of $927 thousand assigned. As of December 31, 2024, the balance of non-performing loans was comprised of certain commercial real estate – non-owner occupied, commercial real estate – owner occupied, commercial and industrial loans, and consumer loans totaling $14.2 million, of which $9.3 million is guaranteed by the SBA. Included in the balance of non-performing assets as of December 31, 2024 are $12.5 million of individually evaluated loans with specific credit loss reserves of $1.4 million assigned.

The Company had no other real estate owned as of March 31, 2025 or December 31, 2024.

Operating Lease Right of Use Asset

The operating lease right of use asset increased $1.4 million from $4.5 million at December 31, 2024 to $6.0 million at March 31, 2025 due to the modification of two leased locations resulting in a five year extensions of the lease terms.

Loan Servicing Assets

Loan servicing assets increased $255 thousand from $9.0 million at December 31, 2024 to $9.2 million at March 31, 2025 primarily due the addition of servicing rights of $1.5 million relating to loans sold during the three months ended March 31, 2025. This increase was partially offset by loan servicing asset amortization of $1.3 million during the quarter.

Federal Home Loan Bank Stock, At Cost

Federal Home Loan Bank (“FHLB”) stock was $4.7 million as of both March 31, 2025 and December 31, 2024. As a member of the FHLB, GBank is required to hold capital stock with this balance dependent upon GBank’s borrowing capacity with the FHLB.

Other Assets

Other assets totaled $21.0 million at March 31, 2025, an increase of $1.6 million or 9% when compared to $19.4 million at December 31, 2024, with this increase largely attributable to growth of the organization driving increases in other miscellaneous receivables.

Total Liabilities

The Company’s total liabilities increased $61.7 million or 6% to $1.043 billion at March 31, 2025 compared to $981.7 million at December 31, 2024. The increase in total liabilities was primarily attributable to an increase in total deposits of $60.9 million with the largest increases within time deposits and savings accounts.

Deposits and Other Funding Sources

Total deposits increased 7% to $995.9 million at March 31, 2025, compared to $935.1 million at December 31, 2024. The year-to-date decrease in interest bearing demand deposits was offset by increases in time deposits, savings deposits, and non-interest bearing demand deposits. The increase in time deposit was partially offset by a net decrease of approximately $6.1 million of brokered deposits since December 31, 2024.

The following table presents the average balances of deposits by type and the related average interest rates for the periods presented:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing Deposits	$218,874	-%	$220,767	-%
Interest-bearing Demand	65,693	2.19	65,303	2.42
Money Market and Savings	264,085	3.70	186,372	3.80
Certificates of Deposit	385,704	4.69	309,221	5.26
	$934,356	0.77%	$781,663	0.79%

Federal Deposit Insurance Corporation (“FDIC”) deposit insurance covers $250 thousand per depositor, per FDIC-insured bank, for each account ownership category. As of March 31, 2025, uninsured deposits were approximately $395.8 million compared to $385.7 million as of December 31, 2024.

The maturities of time deposits over $250 thousand were as follows:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing Deposits	$218,874	-%	$220,767	-%
Interest-bearing Demand	65,693	2.19	65,303	2.42
Money Market and Savings	264,085	3.70	186,372	3.80
Certificates of Deposit	385,704	4.69	309,221	5.26
	$934,356	0.77%	$781,663	0.79%

Short-term Borrowings and Subordinated Debt

The Company had no short-term borrowings as of March 31, 2025 or December 31, 2024.

Subordinated debt totaled $26.1 million as of both March 31, 2025 and December 31, 2024. See "Note 7 - Subordinated Debt, Other Borrowings, and Available Lines of Credit", within Notes to Consolidated Financial Statements.

Operating Lease Liability

Operating lease liability increased $1.5 million, from $4.8 million at December 31, 2024 to $6.3 million at March 31, 2025 reflecting the modification of two leased locations resulting in five year extensions of the lease terms.

Other Liabilities

Other liabilities totaled $15.0 million at March 31, 2025, a decrease of $609 thousand or 4% when compared to $15.7 million at December 31, 2024. This decrease was driven by a reduction in accrued interest payable due to an overall decline in the cost of interest-bearing deposits during the first quarter of 2025.

Stockholders’ Equity and Capital

Stockholders' equity increased 4% to $146.6 million at March 31, 2025 compared to $140.7 million at December 31, 2024 with this increase driven primarily by the net income generated during the first quarter of 2025.

The sufficiency of a bank's capital to cover its risk exposures and absorb potential losses, and thus ensuring stability and solvency, is a key element of capital adequacy. Regulatory frameworks set minimum capital requirements that are typically expressed as a percentage of the bank's risk-weighted assets and include common equity tier 1, tier 1, and total capital ratios. These minimum capital requirements have been established so that banks maintain a buffer of capital to protect against financial shocks, sustain operations during economic downturns, and safeguard depositors and the financial system as a whole.

On November 4, 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio (“CBLR”) framework, for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule was effective on January 1, 2020 and allows qualifying community banking organizations to calculate a leverage ratio to measure capital adequacy. Banks opting into the CBLR framework are not required to calculate or report risk-based capital. The Company adopted the CBLR standards with its Call Report filed with the federal banking agencies for the quarter ended September 30, 2020.

Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the agencies’ generally applicable capital rule. Additionally, such insured depository institutions are considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act.

The main components and requirements of the community bank leverage ratio framework are as follows:

•
Tier 1 Capital Leverage ratio greater than 9 percent
•
Less than $10 billion in average total consolidated assets
•
Off-balance-sheet exposures of 25 percent or less of total consolidated assets
•
Trading assets plus trading liabilities of 5 percent or less of total consolidated assets
•
Not an advanced approaches banking organization

As of March 31, 2025 and December 31, 2024, the Company and GBank were in compliance with the CBLR requirements.

The table below presents a summary of the main components and requirements of the CBLR:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Bank Tier 1 Capital Leverage Ratio	14.23%	12.90%
Average Total Consolidated Assets	$1,122,269	$1,076,785
Off-Balance-Sheet Exposures	$44,622	$38,762
Ratio of Off-Balance-Sheet Exposures to Total Assets	3.76%	3.47%
Trading Assets	None	None
Advances Approaching Banking Organization	No	No

The Company's common equity to assets ratio was 12.3% as of March 31, 2025, compared to 12.5% as of December 31, 2024. The Company's book value per share was $10.27 as of March 31, 2025, an increase of 4% from $9.87 as of December 31, 2024.

Liquidity

Liquidity management encompasses the Company’s ability to meet its funding obligations at a reasonable cost. Maintaining an adequate level of liquidity depends on the Company’s ability to efficiently meet both expected and unexpected funding events without adversely affecting the daily operations or the financial condition of the Company.

The Company’s primary sources of funding are deposits, proceeds from the sale or maturity of investment securities, payments received on loans and mortgage-backed securities, loan sales, and borrowing capacity available from various correspondent banks.

A summary of the Company's on-balance-sheet primary liquidity sources is presented in the table below:

(Dollars in thousands)	March 31, 2025	December 31, 2024

Cash and due from banks	$6,701	$9,262
Interest-bearing deposits with other financial institutions	140,270	114,860
Investment securities, available for sale	71,468	65,609
Loans held for sale	41,313	32,649
Total primary liquidity sources	$259,752	$222,380

The Company has a line of credit available from the FHLB of San Francisco. The unused borrowing capacity with the FHLB of San Francisco, as collateralized by qualifying securities and pledged loans, was approximately $90.0 million and $85.0 million, at March 31, 2025 and December 31, 2024, respectively. No draws have been made on the line and no balances were outstanding as of March 31, 2025 and December 31, 2024.

GBank participates in the Federal Reserve Bank’s Borrower-In-Custody (“BIC”) Program and, as of March 31, 2025 and December 31, 2024, the Company had pledged loans and investment securities with an approximate carrying value of $614.2 million and $590.5 million, respectively, to the BIC Program. Unused borrowing capacity at the Federal Reserve Bank totaled $369.7 million and $362.6 million as of March 31, 2025 and December 31, 2024, respectively.

The Company’s Consolidated Statement of Cash Flows presents additional information regarding the sources and uses of cash for the three months ended March 31, 2025. Operating activities resulted in a net decrease in cash of $5.7 million, as cash inflows from loan sales were more than offset cash outflows for the origination of loans held for sale. Investing activities resulted in a net decrease in cash of $32.9 million primarily due to loans originated and held for investment, as well as purchases of available for sale securities. Financing activities resulted in a net increase to cash of $61.4 million, primarily due to a net increase in deposits during the three months ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), we are not required to provide the information called for by this Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures as of March 31, 2025, the Company’s management, with the participation of its Principal Executive Officer and its Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting during the three months ended March 31, 2025.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At March 31, 2025, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed to be immaterial to the financial condition and operating results of the Company.

Item 1A. Risk Factors.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation.
3.2.1	Bylaws.
3.2.2	First Amendment to Bylaws.
3.2.3	Second Amendment to Bylaws.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GBank Financial Holdings Inc.

Date: May 28, 2025	By:	/s/ T. Ryan Sullivan
T. Ryan Sullivan
President and Chief Executive Officer

Date: May 28, 2025	By:	/s/ Jeffery Whicker
Jeffery Whicker
Chief Financial Officer and Treasurer