Form 10-Q
period 2025-06-30
GBank Financial Holdings Inc.
filed 2025-08-12
CIK 1791145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the registrant had 14,279,776 shares of common stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 (this “Form 10-Q”) may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of GBank Financial Holdings Inc. (the “Company”) and its wholly-owned subsidiary GBank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s prospectus dated April 24, 2025, filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on April 25, 2025, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-285750) and in this Form 10-Q. In addition, these factors include but are not limited to:

•
a failure to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
•
changes in loan demand and declines in real estate values in the Company’s market area, which may adversely affect our loan production;
•
increased competition for deposits and related changes in deposit customer behavior;
•
borrower and depositor concentrations (e.g., by geographic area and by industry);
•
our ability to navigate the uncertain impacts of the current and future governmental monetary and fiscal policies, including the current and future interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and other regulatory bodies as a result of initiatives of the current U.S. presidential administration;
•
general economic conditions, including changes in unemployment rates, and potential recession, either nationally or locally, including the related effects on our borrowers and other clients, such as adverse changes to credit quality, and on our financial condition and results of operations;
•
the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the U.S. and our market areas, and its impact on market interest rates, the economy and credit quality;
•
an unanticipated loss of key personnel or existing clients, or an inability to attract key employees;
•
cybersecurity risk, including the risk of system failures or cybersecurity breaches of our information technology infrastructure and/or confidential information, or those of the Company’s third-party vendors and other service providers or those of our non-bank financial service clients for which we provide global payments infrastructure, including as a result of a cyber-attack, which could impact the Company’s reputation, increase regulatory oversight, and impact the financial results of the Company;
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
•
an unexpected deterioration in the performance of our loan or securities portfolios and our inability to absorb the amount of actual losses inherent in the portfolio;

ii

•
increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•
our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
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
•
employee error, fraudulent activity by employees or customers and inaccurate or incomplete information about our customers and counterparties;
•
a deterioration of the credit rating for U.S. long-term sovereign debt or uncertainty regarding U.S. fiscal debt, deficit and budget matters;
•
the impacts of tariffs, sanctions and other trade policies of the U.S. and its global trading counterparts and the resulting impact on the Company and its customers;
•
legislative, tax or regulatory changes or actions, including changes and the potential for changes to regulatory policy and the promulgation of new laws and regulations may adversely affect the Company’s business;
•
unanticipated increases in FDIC insurance premiums or future assessments;
•
the costs, including the possible incurrence of fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results; and
•
the current or the potential impact on the Company’s operations, financial condition, and clients resulting from natural or man-made disasters, severe weather, acts of god, wars, military conflict, acts of terrorism, geopolitical instability, cyberattacks, public health outbreaks (such as coronavirus), other international or domestic calamities, and other events beyond our control, including as a result of in the policies of the current U.S. presidential administration or Congress.

The Company’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. As such, forward-looking statements can be affected by inaccurate assumptions made, or by known or unknown risks and uncertainties. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. Consequently, no forward-looking statement can be guaranteed. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect conditions only as of the date of this filing. Forward-looking statements speak only as of the date of this document. The Company undertakes no obligation (and expressly disclaims any obligation) to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by applicable law.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GBank Financial Holdings Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share data)
ASSETS	June 30, 2025	December 31, 2024
Cash and due from banks	$11,877	$9,262
Interest-bearing deposits with other financial institutions	131,352	114,860
Total cash and cash equivalents	143,229	124,122

Investment securities:
Available for sale, at fair value (amortized cost of $84,450 at June 30, 2025 and $67,308 at December 31, 2024)	82,886	65,609
Held to maturity, at amortized cost (fair value of $39,642 at June 30, 2025 and $40,392 at December 31, 2024)	39,515	40,569
Loans held for sale	45,242	32,649
Loans, net of deferred fees and costs	871,630	815,958
Less: Allowance for credit losses	(9,205)	(9,114)
Loans, net	862,425	806,844

Premises and equipment, net	770	835
Operating lease right-of-use asset	5,736	4,518
Bank-owned life insurance	14,446	14,236
Loan servicing assets, net	9,736	8,976
Federal Home Loan Bank stock, at cost	5,513	4,652
Other assets	22,926	19,354
Total Assets	$1,232,424	$1,122,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$228,913	$239,672
Interest-bearing demand	57,254	68,132
Savings	309,559	256,724
Time	436,738	370,552
Total deposits	1,032,464	935,080

Subordinated debt	26,126	26,088
Operating lease liability	6,121	4,839
Other liabilities	15,964	15,657
Total liabilities	1,080,675	981,664

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Common stock, par value $0.0001; 50,000,000 shares authorized; 14,273,519 shares issued and outstanding at June 30, 2025 and 14,252,435 shares issued and outstanding at December 31, 2024	1	1
Additional paid-in capital	79,291	77,571
Retained earnings	73,662	64,437
Accumulated other comprehensive loss	(1,205)	(1,309)
Total Stockholders' Equity	151,749	140,700
Total Liabilities and Stockholders' Equity	$1,232,424	$1,122,364

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
INTEREST INCOME	2025	2024	2025	2024
Interest and fees on loans	$17,659	$16,360	$34,495	$31,690
Interest on deposits with other financial institutions	1,365	1,165	2,557	2,137
Taxable interest on investment securities	1,414	868	2,695	1,882
Other interest bearing balances	117	96	217	170
Total interest income	20,555	18,489	39,964	35,879

INTEREST EXPENSE
Interest on deposits	7,905	6,848	15,135	13,046
Interest on short-term borrowings	-	7	-	111
Interest on subordinated debt	262	286	547	571
Total interest expense	8,167	7,141	15,682	13,728
Net interest income	12,388	11,348	24,282	22,151
PROVISION FOR CREDIT LOSSES	1,092	295	1,813	315
Net interest income after provision for credit losses	11,296	11,053	22,469	21,836

NONINTEREST INCOME
Gain on sale of loans	2,593	3,163	5,130	5,246
Loan servicing income	750	534	1,453	594
Service charges and fees	54	41	111	82
Net interchange fees	1,535	146	3,538	167
Other income	452	282	615	482
Total noninterest income	5,384	4,166	10,847	6,571

NONINTEREST EXPENSE
Salaries and employee benefits	6,235	5,752	12,635	11,042
Data processing	1,333	706	2,738	1,540
Occupancy expense	400	417	792	865
Legal and professional fees	571	750	1,271	1,147
Loan related costs	330	434	714	836
Audits and exams	397	153	894	238
Advertising and marketing	371	84	735	213
FDIC insurance	129	108	251	226
Other	630	728	1,273	1,401
Total noninterest expense	10,396	9,132	21,303	17,508
INCOME BEFORE PROVISION FOR INCOME TAXES	6,284	6,087	12,013	10,899
Provision for income taxes	1,486	1,411	2,710	2,523
NET INCOME BEFORE EQUITY INVESTMENT LOSS	4,798	4,676	9,303	8,376
Net loss attributable to equity investment	(43)	-	(78)	-
NET INCOME	$4,755	$4,676	$9,225	$8,376

PER COMMON SHARE DATA
Basic earnings per common share	$0.33	$0.36	$0.65	$0.65
Diluted earnings per common share	$0.33	$0.36	$0.63	$0.65

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$4,755	$4,676	$9,225	$8,376
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities available for sale	(255)	77	135	69
Income tax benefit (expense) related to unrealized
losses on securities available for sale	59	(18)	(31)	(16)
Total other comprehensive income (loss), net of tax	(196)	59	104	53
Comprehensive income	$4,559	$4,735	$9,329	$8,429

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2023	12,746,649	$1	$52,877	$45,801	$(252)	$98,427

Net income	-	-	-	3,701	-	3,701
Other comprehensive loss, net of tax	-	-	-	-	(6)	(6)
Exercise of stock options	70,375	-	106	-	-	106
Director Compensation Plan	6,526	-	98	-	-	98
Other stock-based compensation	-	-	240	-	-	240
Balance, March 31, 2024	12,823,550	$1	$53,321	$49,502	$(258)	$102,566

Net income	-	-	-	4,676	-	4,676
Other comprehensive income, net of tax	-	-	-	-	59	59
Common stock issued to BCS	231,508	-	3,299	-	-	3,299
Director Compensation Plan	6,185	-	103	-	-	103
Other stock-based compensation	-	-	242	-	-	242
Balance, June 30, 2024	13,061,243	$1	$56,965	$54,178	$(199)	$110,945

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2024	14,252,435	$1	$77,571	$64,437	$(1,309)	$140,700

Net income	-	-	-	4,470	-	4,470
Other comprehensive income, net of tax	-	-	-	-	300	300
Exercise of stock options	16,000	-	24	-	-	24
Director Compensation Plan	2,477	-	91	-	-	91
Other stock-based compensation	-	-	483	-	-	483
Stock option loan activity	-	-	548	-	-	548
Balance, March 31, 2025	14,270,912	$1	$78,717	$68,907	$(1,009)	$146,616

Net income	-	-	-	4,755	-	4,755
Other comprehensive loss, net of tax	-	-	-	-	(196)	(196)
Director Compensation Plan	2,607	-	84	-	-	84
Other stock-based compensation	-	-	490	-	-	490
Balance, June 30, 2025	14,273,519	$1	$79,291	$73,662	$(1,205)	$151,749

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$9,225	$8,376
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	1,813	315
Depreciation	116	134
Amortization and writeoff of loan servicing assets	2,640	2,471
Amortization of operating lease right of use assets	436	384
Amortization of subordinated debt issuance costs	38	38
Investment securities amortization and accretion, net	(368)	(159)
Stock compensation expense	1,148	684
Gain on sale of loans	(5,130)	(5,246)
Gross originations of loans held for sale	(171,804)	(156,788)
Proceeds from sale of loans held for sale	160,941	156,713
Income from bank owned life insurance	(210)	(196)
Net change in deferred income taxes	32	-
Increase in accrued interest receivable	(422)	(962)
Increase in other assets	(3,213)	(6,845)
Net change in operating lease liability	(372)	(276)
Increase in accrued interest payable and other liabilities	307	2,026
Net cash (used in) provided by operating activities	(4,823)	669

Cash flows from investing activities:
Purchases of premises and equipment	(51)	(70)
Purchase of securities available for sale	(21,903)	-
Maturities and repayments of investment securities available for sale	5,152	401
Maturities and repayments of investment securities held to maturity	1,031	41,360
Purchase of FHLB stock	(861)	(1,429)
Purchased loans	-	(44,184)
Net change in loans	(57,394)	(83,296)
Net cash used in investing activities	(74,026)	(87,218)

Cash flows from financing activities:
Net increase in deposits	97,384	94,668
Net change in short-term borrowings	-	(18,000)
Proceeds from repayment of stock option loans	548	-
Net proceeds from issuance of common stock	24	106
Net cash provided by financing activities	97,956	76,774

Net increase (decrease) in cash and cash equivalents	19,107	(9,775)
Cash and cash equivalents beginning of period	124,122	97,933
Cash and cash equivalents end of period	$143,229	$88,158

Supplemental disclosures of cash flow information:
Cash payments for interest	$15,796	$17,552
Cash payments for income tax	1,543	2,270

Supplemental schedule of noncash investing and financing activities
Right of use asset and lease liabilities	$1,654	$-
Capitalized mortgage servicing rights	3,400	3,116
Loans held for sale transferred to held for investment	-	53,292
Investment in BCS	-	3,299

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business

Basis of Presentation

These unaudited interim financial statements are prepared on a consolidated basis for GBank Financial Holdings Inc. (“GBFH”) and its wholly owned subsidiary, GBank (the “Bank”). References herein to the “Company” refer to the consolidated entity and its financial statements. The Company has prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited consolidated financial statements. There have been no material changes to the Company's significant accounting policies for the three and six months ended June 30, 2025. The December 31, 2024 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2024 audited consolidated financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, including the notes thereto, included in the Company’s Registration Statement on Forms S-1 and S-1/A. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. All significant intercompany transactions and accounts have been eliminated.

The Company has one reportable segment. The Company’s chief operating decision maker (“CODM”) evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. See Note 12 - Segment Reporting for more information.

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

Nature of Operations

GBFH is a registered bank holding company whose wholly-owned banking subsidiary, GBank, provides banking services to commercial and consumer customers. GBank’s business is concentrated in the Las Vegas, Nevada area and is subject to the general economic conditions of that area. GBank’s primary market for deposit customers is in Las Vegas and Clark County, Nevada, although GBank accepts deposits from deposit listing services as needed to support its funding needs. GBank’s lending operations are carried out in both (i) its local market area, comprised of Nevada, California, Utah, and Arizona, and (ii) across the United States primarily through the origination, sale, and servicing of U.S. Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) loans.

Recent Accounting Pronouncements Adopted

The following reflect accounting pronouncements adopted by the Company:

ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), was issued in December 2023 to enhance income tax disclosures primarily through the disaggregation of the rate reconciliation and disclosure of income taxes paid to each federal and state jurisdiction (net of refunds). The amendments in this update are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, and may be applied on a prospective or retrospective basis. As the amendments in this update relate entirely to enhanced disclosure requirements, adoption of this guidance will not have an impact on the Company's financial position or results of operations. The Company expects to provide these enhanced income tax disclosures beginning with its annual report on Form 10-K filing for the year ending December 31, 2025.

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

Note 2. Investment Securities

The amortized cost, unrealized gains and losses, allowance for credit losses, and estimated fair values of investment securities are summarized as follows as of the dates indicated:

	June 30, 2025
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
Available for sale securities:
Residential mortgage-backed securities	$84,450	$105	$1,669	$-	$82,886
Held to maturity securities:
Residential mortgage-backed securities	$39,515	$155	$28	$-	$39,642

	December 31, 2024
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
Available for sale securities:
Residential mortgage-backed securities	$67,308	$-	$1,699	$-	$65,609
Held to maturity securities:
Residential mortgage-backed securities	$40,569	$46	$223	$-	$40,392

Accrued interest receivable is excluded from the estimate of credit losses for available for sale and held to maturity securities. At June 30, 2025, accrued interest receivable totaled $245 thousand for available for sale securities and $161 thousand for held to maturity securities, and was reported in other assets on the Company’s consolidated balance sheets. At December 31, 2024, accrued interest receivable totaled $194 thousand for available for sale securities and $170 thousand for held to maturity securities, and was reported in accrued interest receivable on the Company’s consolidated balance sheets.

There were no gross realized gains or losses from the sale of available for sale securities during each of the three- and six-month periods ended June 30, 2025 or 2024.

The fair value of investment securities pledged as collateral for potential borrowing purposes (see Note 7) totaled $98.1 million at June 30, 2025 and $79.7 million at December 31, 2024.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of June 30, 2025:

(Dollars in thousands)	June 30, 2025
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one but within five years	-	-	-	-
Due after five years but within ten years	-	-	-	-
Due after ten years	-	-	-	-
Residential mortgage-backed securities	84,450	82,886	39,515	39,642
Total	$84,450	$82,886	$39,515	$39,642

The actual maturities of mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties. Therefore, maturity schedules are not presented for mortgage-backed securities.

The following tables present gross unrealized losses and fair value of debt security investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated.

	June 30, 2025
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale securities:
Residential mortgage-backed securities	17	$63,322	$1,415	6	$2,043	$254	23	$65,365	$1,669
Total temporarily impaired available for sale securities	17	63,322	1,415	6	2,043	254	23	65,365	1,669

Held to maturity securities:
Residential mortgage-backed securities	1	$4,190	$16	3	$15,528	$12	4	$19,718	$28
Total temporarily impaired held to maturity securities	1	4,190	16	3	15,528	12	4	19,718	28

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale securities:
Residential mortgage-backed securities	16	$63,474	$1,445	6	$2,135	$254	22	$65,609	$1,699
Total temporarily impaired available for sale securities	16	63,474	1,445	6	2,135	254	22	65,609	1,699

Management believes the unrealized losses related to available for sale securities as of June 30, 2025 relate primarily to a continuation of the elevated market interest rate environment. In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred, and various industry analysis reports. There were no Company securities downgraded during each of the three- and six-month periods ended June 30, 2025 or 2024. Management currently has no near-term intentions to sell the available for sale securities in an unrealized loss position, and management believes the unrealized losses are due to non-credit-related factors, including changes in market interest rates and other market factors, and therefore no allowance for credit losses was recorded related to available for sale securities as of June 30, 2025 or December 31, 2024.

Held to maturity Investment Grade CMO securities are evaluated for credit losses using the probability of default/loss model, and as of June 30, 2025 and December 31, 2024, no credit loss allowance was warranted related to these securities.

Note 3. Loans and Allowance for Credit Losses - Loans

Loans Held for Sale

Loans held for sale consisted of commercial real estate and commercial and industrial loans as of both June 30, 2025 and December 31, 2024. The balance of unguaranteed held for sale loans to be retained are reported as held for investment. The principal balances of loans held for sale are listed below as of the dates indicated:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Gross loan balances	$65,654	$41,752
Less: Unguaranteed portions to be retained	20,412	9,103
Amounts held for sale, net	$45,242	$32,649

Loans Held for Investment

The amortized cost of loans held for investment are listed below. In accordance with ASC 326, GBank has segregated its held for investment loan portfolio into segments characterized by similar risk characteristics, primarily the collateral supporting the loan, as reflected in the table below as of the dates indicated.

(Dollars in thousands)
	June 30, 2025	December 31, 2024
Commercial and industrial	$59,021	$64,000
Commercial real estate - non-owner occupied	682,021	630,551
Commercial real estate - owner occupied	96,526	88,802
Construction and land development	4,371	2,934
Multifamily	18,987	17,374
Single Family Sr. Lien	3,023	5,992
Single Family Jr. Lien	3,369	3,203
Single Family HELOC	418	1,389
Consumer	3,894	1,713
Loans, net	871,630	815,958
Allowance for credit losses	(9,205)	(9,114)
Loans, net of allowance	$862,425	$806,844

Accrued interest receivable is not included in the amortized cost basis of the Company’s loans. Accrued interest receivable for loans totaled $6.9 million and $6.7 million as of June 30, 2025 and December 31, 2024, respectively, and was reported in other assets on the Company’s consolidated balance sheets.

Beginning in the third quarter of 2023, and continuing into the first quarter 2024, the Company repurchased previously sold guaranteed SBA loans by initiating a change in loan terms with certain borrowers, at the borrowers’ option, to convert variable loans to five-year fixed loans at lower then-current interest rates. This activity resulted in the repurchase of $44.2 million of government guaranteed loan balances within the commercial and industrial and commercial real estate segments during the three months ended March 31, 2024.

Deferred loan costs of $9.5 million and $8.2 million are included in the balance of net loans as of June 30, 2025 and December 31, 2024, respectively. Loan costs represent the costs incurred to originate the loans, net of fees paid by the borrower, which are measured and recorded at the date the loan is originated. Loan discount of $9.6 million and $8.9 million are included in the balance of net loans as of June 30, 2025 and December 31, 2024, respectively. The discount represents the discount on the retained portion of the government guaranteed loans and is measured at the date the guaranteed portion of the loan is sold, based on the relative fair value of the retained loan as calculated by an independent consulting firm. Loan costs and discount are amortized over the life of the loan and are recorded as an adjustment to interest income on the loan.

As of June 30, 2025 and December 31, 2024, Company loans with a carrying value of $651.6 million and $598.3 million, respectively, were pledged as collateral for potential borrowing purposes (see Note 7).

The portion of loans guaranteed by the U.S. government and held for investment totaled $192.3 million and $201.3 million as of June 30, 2025 and December 31, 2024, respectively, and are included in the commercial and industrial, commercial real estate - non-owner occupied, and commercial real estate - owner occupied loan segments.

Past Due and Non-accrual Loans

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. A loan’s past due or delinquent status is based on the contractual term specified in each loan agreement. The segments of the loan portfolio summarized by the past due status are summarized as follows as of the dates indicated:

	June 30, 2025
(Dollars in thousands)			Past Due 90		Total
	30-59 Days	60-89 Days	Days or More		Past Due and
	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total
Commercial and industrial	$-	$-	$-	$624	$624	$58,397	$59,021
Commercial real estate - non-owner occupied	4,070	4,034	-	17,122	25,226	656,795	682,021
Commercial real estate - owner occupied	-	-	-	481	481	96,045	96,526
Construction and land development	-	-	-	-	-	4,371	4,371
Multifamily	-	-	-	-	-	18,987	18,987
Single Family Sr. Lien	-	-	-	-	-	3,023	3,023
Single Family Jr. Lien	-	-	-	-	-	3,369	3,369
Single Family HELOC	-	-	-	-	-	418	418
Consumer	57	21	146	-	224	3,670	3,894
Total	$4,127	$4,055	$146	$18,227	$26,555	$845,075	$871,630

	December 31, 2024
(Dollars in thousands)			Past Due 90		Total
	30-59 Days	60-89 Days	Days or More		Past Due and
	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total
Commercial and industrial	$-	$-	$-	$787	$787	$63,213	$64,000
Commercial real estate - non-owner occupied	11,795	-	-	13,341	25,136	605,415	630,551
Commercial real estate - owner occupied	-	-	-	-	-	88,802	88,802
Construction and land development	-	-	-	-	-	2,934	2,934
Multifamily	-	-	-	-	-	17,374	17,374
Single Family Sr. Lien	-	-	-	-	-	5,992	5,992
Single Family Jr. Lien	-	-	-	-	-	3,203	3,203
Single Family HELOC	-	-	-	-	-	1,389	1,389
Consumer	18	15	40	-	73	1,640	1,713
Total	$11,813	$15	$40	$14,128	$25,996	$789,962	$815,958

There were no residential loans for which formal foreclosure proceedings were in place at June 30, 2025 or December 31, 2024.

Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due. No interest income was recognized on nonaccrual loans during the three or six months ended June 30, 2025 or 2024.

Credit Quality Indicators

Management reviews the Company’s loan portfolio at least monthly to determine whether any assets require classification in accordance with the Company’s policy and applicable regulations. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements. The Company’s internal credit risk-grading system is based on experiences with similarly graded loans.

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

The following tables present the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of June 30, 2025 and December 31, 2024. Current period originations may include modifications, extensions and renewals.

As of and for the six months ended June 30, 2025	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
Commercial and industrial
Risk rating
Pass	$8,952	$11,278	$7,233	$7,311	$479	$2,224	$20,919	$58,396
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	349	276	-	-	-	625
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$8,952	$11,278	$7,582	$7,587	$479	$2,224	$20,919	$59,021
Current period gross charge offs	$-	$-	$116	$46	$-	$-	$-	$162
Commercial real estate - non-owner occupied
Risk rating
Pass	$71,874	$170,469	$149,987	$90,713	$58,004	$106,920	$-	$647,967
Special mention	-	-	-	383	261	4,515	-	5,159
Substandard	-	-	3,111	7,541	10,182	8,061	-	28,895
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$71,874	$170,469	$153,098	$98,637	$68,447	$119,496	$-	$682,021
Current period gross charge offs	$-	$-	$-	$474	$442	$620	$-	$1,536
Commercial real estate - owner occupied
Risk rating
Pass	$24,430	$4,647	$9,470	$13,562	$21,979	$18,772	$-	$92,860
Special mention	-	-	3,185	-	-	-	-	3,185
Substandard	-	347	134	-	-	-	-	481
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$24,430	$4,994	$12,789	$13,562	$21,979	$18,772	$-	$96,526
Construction and land development
Risk rating
Pass	$602	$3,380	$-	$389	$-	$-	$-	$4,371
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$602	$3,380	$-	$389	$-	$-	$-	$4,371
Multifamily
Risk rating
Pass	$-	$-	$-	$-	$-	$18,987	$-	$18,987
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$18,987	$-	$18,987
Single family Sr. Lien
Risk rating
Pass	$-	$-	$-	$-	$-	$2,464	$559	$3,023
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$2,464	$559	$3,023
Single family Jr. Lien
Risk rating
Pass	$-	$-	$-	$2,499	$-	$699	$171	$3,369
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$2,499	$-	$699	$171	$3,369
Single family HELOC
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$418	$418
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$418	$418
Consumer
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$3,894	$3,894
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$3,894	$3,894
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$79	$79
Total Loans
Risk rating
Pass	$105,858	$189,774	$166,690	$114,474	$80,462	$150,066	$25,961	$833,285
Special mention	-	-	3,185	383	261	4,515	-	8,344
Substandard	-	347	3,594	7,817	10,182	8,061	-	30,001
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$105,858	$190,121	$173,469	$122,674	$90,905	$162,642	$25,961	$871,630

As of December 31, 2024	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
Commercial and industrial
Risk rating
Pass	$12,799	$7,856	$8,098	$653	$2,378	$297	$31,132	$63,213
Special mention	-	-	-	-	-	-	-	-
Substandard	-	465	322	-	-	-	-	787
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$12,799	$8,321	$8,420	$653	$2,378	$297	$31,132	$64,000
Commercial real estate - non-owner occupied
Risk rating
Pass	$169,036	$156,213	$92,786	$68,676	$39,739	$80,413	$-	$606,863
Special mention	-	-	-	4,256	-	3,904	-	8,160
Substandard	-	-	3,220	7,486	-	4,822	-	15,528
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$169,036	$156,213	$96,006	$80,418	$39,739	$89,139	$-	$630,551
Commercial real estate - owner occupied
Risk rating
Pass	$5,985	$13,526	$20,585	$27,111	$3,883	$17,712	$-	$88,802
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$5,985	$13,526	$20,585	$27,111	$3,883	$17,712	$-	$88,802
Construction and land development
Risk rating
Pass	$2,545	$389	$-	$-	$-	$-	$-	$2,934
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$2,545	$389	$-	$-	$-	$-	$-	$2,934
Multifamily
Risk rating
Pass	$-	$-	$-	$-	$7,266	$10,108	$-	$17,374
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$7,266	$10,108	$-	$17,374
Single family Sr. Lien
Risk rating
Pass	$-	$828	$-	$1,820	$-	$2,879	$465	$5,992
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$828	$-	$1,820	$-	$2,879	$465	$5,992
Single family Jr. Lien
Risk rating
Pass	$-	$-	$2,499	$-	$-	$700	$4	$3,203
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$2,499	$-	$-	$700	$4	$3,203
Single family HELOC
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$1,389	$1,389
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$1,389	$1,389
Consumer
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$1,713	$1,713
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$1,713	$1,713
Total Loans
Risk rating
Pass	$190,365	$178,812	$123,968	$98,260	$53,266	$112,109	$34,703	$791,483
Special mention	-	-	-	4,256	-	3,904	-	8,160
Substandard	-	465	3,542	7,486	-	4,822	-	16,315
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$190,365	$179,277	$127,510	$110,002	$53,266	$120,835	$34,703	$815,958

The Company had gross loan charge offs of $1.8 million during the six months ended June 30, 2025, comprised of (i) $163 thousand of commercial and industrial loans charged off, (ii) $1.5 million of commercial real estate - non-owner occupied loans charged off, and (iii) $79 thousand of revolving consumer loans charged off. The Company had gross loan charge offs of $29 thousand attributable to revolving consumer loans during the six months ended June 30, 2024.

Collateral Dependent Loans

The Company has elected to apply the practical expedient under ASC 326 which permits an entity to estimate credit losses based on the fair value of collateral when either applies: (i) the borrower is experiencing financial difficulty, or (ii) repayment is expected to be provided substantially through the sale or operating of the collateral. Fair value estimates for collateral dependent loans are generally based on the current market value or the “as is” value of the collateral derived from recently received and reviewed appraisals from third-party providers. If repayment is dependent on the sale of the collateral, then the fair value used to measure the allowance for credit losses is adjusted for the costs to sell.

The following tables present the amortized cost basis of collateral-dependent loans by collateral type as of the dates indicated:

	Types of Collateral
June 30, 2025		Retail
(Dollars in thousands)		Shopping	Business
	Hotel / Motel	Center	Assets	Other	Total

Commercial and industrial	$-	$-	$276	$349	$625
Commercial real estate - non-owner occupied	17,016	105	-	-	17,121
Commercial real estate - owner occupied	134	-	-	347	481
	$17,150	$105	$276	$696	$18,227

	Types of Collateral
December 31, 2024		Retail
(Dollars in thousands)		Shopping	Business
	Hotel / Motel	Center	Assets	Other	Total

Commercial and industrial	$-	$-	$322	$465	$787
Commercial real estate - non-owner occupied	12,955	386	-	-	13,341
	$12,955	$386	$322	$465	$14,128

The following tables present the amortized cost basis of collateral-dependent loans by loan portfolio segment and the related allowance assigned as of the dates indicated:

June 30, 2025	Collateral Dependent Loans
(Dollars in thousands)	With a Related	Without a Related	Related
	Allowance	Allowance	Allowance

Commercial and industrial	$276	$349	$10
Commercial real estate - non-owner occupied	6,019	11,102	630
Commercial real estate - owner occupied	481	-	144

December 31, 2024	Collateral Dependent Loans
(Dollars in thousands)	With a Related	Without a Related	Related
	Allowance	Allowance	Allowance

Commercial and industrial	$787	$-	$153
Commercial real estate - non-owner occupied	11,752	1,589	1,283

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

The following tables present, by portfolio segment, the changes in the allowance for credit losses for the three- and six-month periods indicated:

	Allowance for Credit Losses
	Balance,				Balance,
(Dollars in thousands)	April 1	Provision for	Amounts	Amounts	June 30,
	2025	Credit Losses	Charged Off	Recovered	2025

Commercial and industrial	$343	$22	$-	$-	$365
Commercial real estate - non-owner occupied	7,806	728	(912)	79	7,701
Commercial real estate - owner occupied	503	175	-	-	678
Construction and land development	48	52	-	-	100
Multifamily	62	(2)	-	-	60
Single Family Sr. Lien	15	(11)	-	-	4
Single Family Jr. Lien	9	(2)	-	-	7
Single Family HELOC	6	(2)	-	-	4
Consumer	205	119	(38)	-	286
	$8,997	$1,079	$(950)	$79	$9,205

	Allowance for Credit Losses
	Balance,				Balance,
(Dollars in thousands)	January 1	Provision for	Amounts	Amounts	June 30,
	2025	Credit Losses	Charged Off	Recovered	2025

Commercial and industrial	$496	$32	$(163)	$-	$365
Commercial real estate - non-owner occupied	7,837	1,320	(1,535)	79	7,701
Commercial real estate - owner occupied	537	141	-	-	678
Construction and land development	49	51	-	-	100
Multifamily	39	21	-	-	60
Single Family Sr. Lien	33	(29)	-	-	4
Single Family Jr. Lien	14	(7)	-	-	7
Single Family HELOC	11	(7)	-	-	4
Consumer	98	267	(79)	-	286
	$9,114	$1,789	$(1,777)	$79	$9,205

	Allowance for Credit Losses
	Balance,				Balance,
(Dollars in thousands)	April 1	Provision for	Amounts	Amounts	June 30,
	2024	Credit Losses	Charged Off	Recovered	2024

Commercial and industrial	$257	$36	$-	$-	$293
Commercial real estate - non-owner occupied	5,781	237	-	-	6,018
Commercial real estate - owner occupied	790	(5)	-	-	785
Construction and land development	49	-	-	-	49
Multifamily	55	-	-	-	55
Single Family Sr. Lien	39	2	-	-	41
Single Family Jr. Lien	26	(5)	-	-	21
Single Family HELOC	4	-	-	-	4
Consumer	87	18	(29)	-	76
	$7,088	$283	$(29)	$-	$7,342

	Allowance for Credit Losses
	Balance,				Balance,
(Dollars in thousands)	January 1	Provision for	Amounts	Amounts	June 30,
	2024	Credit Losses	Charged Off	Recovered	2024

Commercial and industrial	$295	$(2)	$-	$-	$293
Commercial real estate - non-owner occupied	5,681	337	-	-	6,018
Commercial real estate - owner occupied	877	(92)	-	-	785
Construction and land development	13	36	-	-	49
Multifamily	102	(47)	-	-	55
Single Family Sr. Lien	41	-	-	-	41
Single Family Jr. Lien	33	(12)	-	-	21
Single Family HELOC	6	(2)	-	-	4
Consumer	40	65	(29)	-	76
	$7,088	$283	$(29)	$-	$7,342

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

The following table presents the amortized cost basis of loans held for investment that were modified during the period for borrowers experiencing financial difficulty by loan portfolio segment:

Amortized Cost Basis at June 30, 2025
(Dollars in thousands)						% of Total Class
	Term		Interest Rate	Payment		of Financing
	Extension		Reduction	Delay	Total	Receivable
Commercial real estate - non-owner occupied	$3,334	-	$-	$-	$3,334	0.5%

There were no modifications to borrowers experiencing financial difficulty for each of the three- and six-month periods ended June 30, 2024.

The performance of these modified loans is monitored for twelve months following the modification. As of June 30, 2025, all modified loans were on nonaccrual status. No modified loans were outstanding as of December 31, 2024.

Note 4. Operating Leases

The Company leases real estate for its main office and two branch offices, as well as office space for operations departments under various operating lease agreements. The lease agreements have maturity dates ranging from September 2030 to October 2032, some of which include options to renew at the Company's discretion. At lease inception, if the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the measurement of the right-of-use asset and lease liability.

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

There were no sale and leaseback transactions or leveraged leases as of June 30, 2025 or December 31, 2024. There were no leases that had not commenced as of June 30, 2025. The Company entered into amendments for two leased locations during the six months ended June 30, 2025 to extend the lease terms by five years.

Below is a summary of the operating lease right-of-use asset and related lease liability, as well as the weighted average lease term (in years), weighted average discount rate and total rent expense as of the dates and periods indicated.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Right-of-use asset	$5,736	$4,518
Lease liability	$6,121	$4,839
Weighted average remaining lease term (in years)	6.7	7.4
Weighted average discount rate (annualized)	4.63%	4.40%

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Rent expense	$220	$216	$436	$383
Cash paid for operating lease liabilities	$263	$260	$520	$525

At June 30, 2025, future minimum payments for operating leases are payable as follows:

(Dollars in thousands)
Years ending December 31:
2025	$500
2026	1,007
2027	1,037
2028	1,118
2029	1,129
2030	1,038
Thereafter	1,318
Total lease payments	$7,147
Less: imputed interest	(1,026)
Present value of lease liability	$6,121

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

The loan servicing asset is being amortized over the period of estimated servicing income, generally five to seven years, with the amortization recorded against loan servicing fee income.

The balance of loans owned by third parties that are being serviced by the Company was $888.4 million and $779.1 million as of June 30, 2025 and December 31, 2024, respectively.

The following table presents a reconciliation of loan servicing rights as of the periods indicated:

(Dollars in thousands)	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Balance, beginning of period	$8,976	$7,053
Additions - servicing rights related to loans sold	3,400	6,771
Reductions - write-off of servicing assets	-	(401)
Reductions - amortization and early payoff	(2,640)	(4,447)
Balance, end of period	$9,736	$8,976

In the event of an early repayment of a serviced loan, the unamortized balance of the loan servicing asset for that loan is charged off against loan servicing fee income.

The loan servicing asset was impacted by the write-off of certain servicing assets totaling $401 thousand relating to the repurchase of the guaranteed portions of previously sold SBA loans during the six months ended June 30, 2024.

The aggregate balance of loan servicing rights is evaluated for impairment to ensure that the recorded balance is at the lower of amortized cost or fair value. There was no allowance for impairment recorded as of June 30, 2025 or December 31, 2024.

Note 6. Deposits

At June 30, 2025 and December 31, 2024, time deposits amounted to $436.7 million and $370.6 million, respectively. Interest expense on time deposits amounted to $2.9 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively. Interest expense on time deposit amounted to $9.1 million and $8.4 million for the six months ended June 30, 2025 and 2024, respectively.

The scheduled maturities of time deposits at June 30, 2025, are as follows:

(Dollars in thousands)	Time Deposit Maturities
	Less Than $250,000	$250,000 or more
2025	$162,180	$29,410
2026	170,314	15,668
2027	18,053	-
2028	18,463	-
2029	13,239	3,144
Maturing thereafter	6,017	250
Total time deposits	$388,266	$48,472

GBank had $87.3 million of brokered certificates of deposit as of June 30, 2025, having terms between eighteen months and five years. Comparatively, GBank had $79.3 million of brokered certificates of deposit as of December 31, 2024, having terms between thirteen months and five years.

The aggregate amount of demand deposit overdrafts that were reclassified as loans was $7 thousand at June 30, 2025, compared to $34 thousand as of December 31, 2024.

Note 7. Subordinated Debt, Other Borrowings, and Available Lines of Credit

Subordinated Debt Issued 2021

On December 15, 2021, the Company completed a $20.0 million private placement of 3.875% fixed-to-floating rate subordinated notes due 2031 (the “2021 Notes”). The 2021 Notes are subordinate and junior in right of payment to the prior payment in full of all existing claims of creditors of the Company whether now outstanding or subsequently created, assumed, guaranteed, or incurred (collectively, “Senior Indebtedness”). The 2021 Notes are not secured by any assets of the Company or its sole subsidiary, GBank.

The 2021 Notes have a maturity date of December 15, 2031 and carry a fixed interest rate of 3.875% for the first five years through December 15, 2026, and thereafter is payable in arrears quarterly. Thereafter, the 2021 Notes will pay interest at a quarterly adjustable rate equal to the then-current three-month term Secured Overnight Financing Rate (“SOFR”) as published by the Federal Reserve Bank of New York, plus two hundred and eighty-nine (289) basis points.

Interest on the 2021 Notes is payable in arrears semiannually on December 15 and June 15 through December 15, 2026. The 2021 Notes are redeemable by the Company in whole or in part on any interest payment date beginning with the interest payment date of December 15, 2026. The net proceeds of the 2021 Notes were $19.6 million which includes $558 thousand of debt issuance costs that are being amortized over the expected life of the 2021 Notes.

The 2021 Notes are intended to qualify as Tier 2 capital for the Company for regulatory capital purposes. At the closing of the private placement, the Company invested $18.0 million into the Company’s wholly owned subsidiary, GBank. The funds invested into GBank are intended to qualify as Tier 1 capital of GBank.

Subordinated Debt Issued 2020

On December 30, 2020, the Company completed a $6.5 million private placement of 4.50% fixed-to-floating rate subordinated notes due 2031 (the “2020 Notes”). The 2020 Notes are subordinate and junior in right of payment to the prior payment in full of all existing claims of creditors of the Company whether now outstanding or subsequently created, assumed, guaranteed, or incurred (collectively, “Senior Indebtedness”). The 2020 Notes are not secured by any assets of the Company or its sole subsidiary, GBank.

The 2020 Notes have a maturity date of January 15, 2031 and carry a fixed interest rate of 4.50% for the first five years through January 14, 2026. Thereafter, the 2021 Notes will pay interest at a quarterly adjustable rate equal to the then-current three-month term SOFR as published by the Federal Reserve Bank of New York, plus four hundred twenty-three (423) basis points.

Interest on the 2020 Notes is payable in arrears semiannually on January and July 15 until January 15, 2026, and thereafter is payable in arrears quarterly. The 2020 Notes are redeemable by the Company in whole or in part on any interest payment date beginning with the interest payment date of January 15, 2026. The net proceeds of the 2020 Notes were $6.3 million which includes $207 thousand of debt issuance costs that are being amortized over the expected life of the 2020 Notes.

The 2020 Notes are intended to qualify as Tier 2 capital for the Company for regulatory capital purposes. At the closing of the private placement, the Company invested $6.0 million into the Company’s wholly owned subsidiary, GBank. The funds invested into GBank are intended to qualify as Tier 1 capital of GBank.

The Company recorded interest expense on subordinated debt issuances totaling $262 thousand and $286 thousand during the three months ended June 30, 2025 and 2024, respectively, of which $166 thousand was accrued as of June 30, 2025, compared to $192 thousand accrued as of December 31, 2024. During the six months ended June 30, 2025 and 2024 the Company recorded interest expense on subordinated debt issuances totaling $547 thousand and $571 thousand, respectively.

Lines of Credit

The Company has a line of credit available from the Federal Home Loan Bank of San Francisco (the “FHLB”). Pursuant to collateral agreements with the FHLB, the arrangement is collateralized by qualifying securities having a fair value of $71.6 million and pledged loans having a carrying value of $28.5 million at June 30, 2025. Comparatively, the arrangement was collateralized by qualifying securities having a fair value of $42.5 million and pledged loans having a carrying value of $41.0 million at December 31, 2024.

The unused borrowing capacity at June 30, 2025 and December 31, 2024 with the FHLB, as collateralized by qualifying securities and pledged loans, was $100.1 million and $85.0 million, respectively. No draws have been made on the line, and the balance was zero at each of June 30, 2025 and December 31, 2024.

The Company also has unsecured lines of credit with other correspondent banks totaling $40.0 million at June 30, 2025. No draws have been made on these lines of credit and no balances were outstanding as of June 30, 2025 and December 31, 2024.

Other Borrowing Arrangements

GBank is approved to pledge loans as collateral under the Federal Reserve Bank of San Francisco’s Borrower-In-Custody (“BIC”) Program. As of June 30, 2025, the Company had pledged loans and investment securities with an approximate carrying value of $645.8 million to the BIC Program and had unused borrowing capacity of $380.1 million. Comparatively, the Company had pledged loans and investment securities with an approximate carrying value of $590.5 million to the BIC Program and had unused borrowing capacity of $362.6 million at December 31, 2024.

The Company had no short-term borrowings outstanding at each of June 30, 2025 or December 31, 2024.

Note 8. Stockholders' Equity and Earnings Per Share

Authorized Shares

The Company is authorized to issue three classes of shares: preferred stock, voting common stock, and nonvoting common stock. The Company had no preferred shares outstanding as of June 30, 2025 or December 31, 2024. The Company’s non-voting common stock and voting common stock share equally in dividends and residual net assets on a per share basis, and have identical rights and privileges, with the exception of voting rights. As of June 30, 2025 and December 31, 2024, the Company had 231,508 shares of nonvoting common stock issued and outstanding relating to the acquisition of a nonvoting equity interest in BankCard Services LLC ("BCS") during the second quarter of 2024. Earnings per share amounts, as well as the balance of common stock issued and outstanding on the consolidated balance sheets, reflect both voting and nonvoting common shares.

Stock Option Loans

During the year ended December 31, 2022, the Company approved a stock option loan program (the "Program") under which the Company made secured loans to option holders with proceeds used to pay the exercise price of the stock options. The collateral for the loans was the shares obtained upon exercise of the option using the loan proceeds. All loans under the Program were repaid in full during the first quarter of 2025.

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

The computation of earnings per share is provided in the table below for the three- and six-month periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income available to common shareholders	$4,755	$4,676	$9,225	$8,376
Weighted average shares outstanding (basic)	14,273,433	12,844,795	14,264,794	12,812,088
Effect of dilutive stock options	120,483	44,926	119,810	44,667
Effect of dilutive restricted stock	157,207	73,869	151,287	67,208
Weighted average shares outstanding (diluted)	14,551,123	12,963,590	14,535,891	12,923,963
Basic earnings per share	$0.33	$0.36	$0.65	$0.65
Diluted earnings per share	$0.33	$0.36	$0.63	$0.65
Anti-dilutive stock options excluded from
the computation of earnings per share	40,000	-	40,000	-

Note 9. Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

On September 17, 2019, the federal banking agencies jointly finalized a rule that became effective July 1, 2020 and was intended to provide for an optional, simplified measure of capital adequacy, the community bank leverage ratio (“CBLR”) framework, for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule was effective on January 1, 2020 and allows qualifying community banking organizations to calculate a leverage ratio to measure capital adequacy beginning with their March 31, 2020 Call Reports. . The Company opted into the CBLR framework with its Call Report filed with the federal banking agencies for the quarter ended September 30, 2020.

Under the final rule, if a qualifying community banking organization opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations described above and will not be required to report or calculate risk-based capital.

The main components and requirements of the community bank leverage ratio framework are as follows:

•
Tier 1 Capital Leverage ratio greater than 9.00%;
•
Less than $10.0 billion in average total consolidated assets;
•
Off-balance-sheet exposures of 25% or less of total consolidated assets;
•
Trading assets plus trading liabilities of 5% or less of total consolidated assets; and
•
Not an advanced approaches banking organization.

As of June 30, 2025 and December 31, 2024, the Company and GBank were in compliance with the CBLR requirements. The table below presents a summary of the main components and requirements of the CBLR:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Bank Tier 1 Capital Leverage Ratio	13.82%	12.90%
Average Total Consolidated Assets	$1,198,069	$1,076,785
Off-Balance-Sheet Exposures	$45,517	$38,762
Ratio of Off-Balance-Sheet Exposures to Total Assets	3.71%	3.47%
Trading Assets	None	None
Advances Approaching Banking Organization	No	No

Actual and required capital amounts and ratios for GBank, on a bank-only basis, are presented in the table below as of the dates indicated.

	Actual		Required for Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2025
Community Bank Leverage Ratio	$165,603	13.82%	$107,826	9.00%

December 31, 2024
Community Bank Leverage Ratio	$138,941	12.90%	$96,911	9.00%

Additionally, State of Nevada banking regulations restrict distribution of the net assets of the Company. These regulations require the sum of the Company’s stockholders’ equity and allowance for credit losses to be at least six percent of the average of the Company’s total daily deposit liabilities for the preceding sixty days. As a result of these regulations, $60.5 million and $53.9 million of the Company’s stockholders’ equity was restricted as of June 30, 2025 and December 31, 2024, respectively.

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

A summary of the contractual amounts of the Company’s exposure to off-balance-sheet risk is as follows as of the dates indicated:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit (1)	$120,550	$75,637
Standby letters of credit (2)	797	797
	$121,347	$76,434

(1)
Includes unsecured commitments of $50.3 million and $21.3 million as of June 30, 2025 and December 31, 2024, respectively.
(2)
Includes cash secured standby letters of credit of $797 thousand as of both June 30, 2025 and December 31, 2024.

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

GBank calculates estimated credit losses for off-balance-sheet credit exposures which are not unconditionally cancellable on a collective (pool) basis, with these pools mirroring the segments used for the calculation of the allowance for credit losses for loans, as these unfunded commitments share similar risk characteristics with the loan portfolio segments. The allowance for credit losses related to off-balance-sheet commitments was $97 thousand and $73 thousand as of June 30, 2025 and December 31, 2024, respectively, and is recorded in other liabilities on the consolidated balance sheets. The provision for credit losses related to off-balance-sheet commitments was $13 thousand and $12 thousand for the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the provision for credit losses related to off-balance-sheet commitments was $24 and $32 thousand, respectively. The provision for credit losses related to off-balance-sheet commitments is recorded within the provision for credit losses on the consolidated statements of income.

Financial Instruments with Concentrations of Credit Risk

The Company’s loan portfolio is concentrated in commercial real estate loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 80%. Commercial real estate loans accounted for 89% and 88% of total loans at June 30, 2025 and December 31, 2024, respectively. No other loan classification exceeded 10% of the loan portfolio at June 30, 2025 or December 31, 2024.

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers in its local market area of Nevada, California, Utah, and Arizona, and to customers located throughout the United States through the Company’s nationwide government guaranteed loan programs.

The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers. Unsecured loans accounted for less than 1% of total gross loans at June 30, 2025 and December 31, 2024.

At June 30, 2025, the Company’s loan portfolio included loans and loan commitments in forty states. The following table sets forth the dispersion of loan principal balances and related commitments (undisbursed loan proceeds) for the states having at least five percent of the total loan principal balances and commitments outstanding:

(Dollars in thousands)	June 30, 2025
	Amounts	Percentage
Nevada	$225,009	22.78%
North Carolina	154,313	15.62%
Ohio	83,767	8.48%
California	59,563	6.03%
Illinois	61,535	6.23%
Indiana	51,450	5.21%
Other	352,158	35.65%
Total Loan Commitments	$987,795	100.00%

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

Other Commitments

During the second quarter of 2022, the Company entered into a Limited Partnership Agreement with a venture capital fund under which the Company has committed up to $2.0 million in capital contributions to the partnership. The Company is a limited partner of the partnership with no controlling financial interests. Capital contributions are expected to be made through 2027. The Company had made capital contributions to the venture capital fund totaling $760 thousand and $660 thousand as of June 30, 2025 and December 31, 2024, respectively, with this balance included in other assets on the consolidated balance sheets.

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

There were no transfers between Levels 1, 2, and 3 during the six months ended June 30, 2025 or the year ended December 31, 2024.

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

The table below presents the balance of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

Fair Value Measurements at June 30, 2025 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale debt securities:
Residential mortgage-backed securities	$82,886	$-	$82,886	$-

Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale debt securities:
Residential mortgage-backed securities	$65,609	$-	$65,609	$-

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Individually Evaluated Loans, Net of Allowance for Credit Losses - Individually evaluated loans, net of allowance for credit losses, are valued based on the fair value of the loan’s collateral, generally determined based upon independent third-party appraisals of the properties. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. As of June 30, 2025, the balance of individually evaluated loans, net of allowance for credit losses of $6.0 million was comprised of commercial and industrial, commercial real estate - non-owner occupied, and commercial real estate - owner occupied loans. As of December 31, 2024, the balance of individually evaluated loans, net of allowance for credit losses of $11.1 million was comprised of commercial and industrial loans and commercial real estate - non-owner occupied loans.

The table below presents the balance of financial assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of the dates indicated:

Fair Value Measurements at June 30, 2025 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans	$5,992	$-	$-	$5,992

Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans	$11,102	$-	$-	$11,102

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value as of the dates indicated.

(Dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
June 30, 2025	Estimate	Technique	Input	Range	Average
Assets:
Individually evaluated loans	$5,992	Appraisal (1)	Appraisal adjustments (2)	34%-45%	39%

(Dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
December 31, 2024	Estimate	Technique	Input	Range	Average
Assets:
Individually evaluated loans	$11,102	Appraisal (1)	Appraisal adjustments (2)	21%-59%	43%

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

Carrying amounts and estimated fair values of financial instruments were as follows as of the dates indicated:

		June 30, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Amount	Fair Value	Amount	Fair Value
Financial instruments - assets
Cash and due from banks	1	$11,877	$11,877	$9,262	$9,262
Interest-bearing deposits with other financial institutions	1	131,352	131,352	114,860	114,860
Investment securities available for sale	2	82,886	82,886	65,609	65,609
Investment securities held to maturity	2	39,515	39,642	40,569	40,392
Loans held for sale	3	45,242	46,644	32,649	33,930
Loans, net	3	862,425	867,422	806,844	812,674
Loan servicing assets	3	9,736	16,862	8,976	15,546
Federal Home Loan Bank stock	2	5,513	5,513	4,652	4,652
Accrued interest receivable	2	7,606	7,606	7,184	7,184
Financial instruments - liabilities
Deposits	2	1,032,464	995,888	935,080	899,360
Subordinated debt	2	26,126	25,604	26,088	24,830
Accrued interest payable	2	2,361	2,361	3,063	3,063

Note 12. Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the Company’s CODM in deciding how to allocate resources and assess performance. GBank’s CODM is Edward M. Nigro, Executive Chairman. The Company’s CODM monitors the revenue streams and significant expenses of its various products and services, as well as budget to actual results, in assessing the Company’s segments. The evaluation of significant expenses include salaries and employee benefits, data processing, occupancy, and legal and professional fees. Overall, operations are managed, and financial performance is evaluated, on a Company-wide basis using the Company’s consolidated net income to monitor actual results versus budget, in competitive analyses by benchmarking to the Company’s peers, and in decision making pertaining to executive compensation levels, new product decisions, expansion plans, and capital expenditure spending. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable segment.

The following table presents certain information reviewed by management for the three- and six-month periods presented:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net interest income	$12,388	$11,348	$24,282	$22,151
Provision for credit losses	1,092	295	1,813	315
Noninterest income	5,384	4,166	10,847	6,571
Noninterest expense	10,396	9,132	21,303	17,508
Provision for income taxes	1,486	1,411	2,710	2,523
Net loss attributable to equity investment	(43)	-	(78)	-
Net income	4,755	4,676	9,225	8,376

Total Assets	$1,232,424	$1,009,354	$1,232,424	$1,009,354

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

General

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

Recent Events

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law by President Trump, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions from the Tax Cuts and Jobs Act of 2017 and expanding certain incentives from the Inflation Reduction Act of 2022 while accelerating the phase-out of others. The Company continues to evaluate the OBBBA but does not anticipate that the OBBBA will have a material impact on the Company’s Consolidated Financial Statements. As the legislation was signed into law after the close of the second quarter of 2025, the impacts are not included in the Company’s operating results for the three and six months ended June 30, 2025.

Available Information

The Company maintains an Internet web site at www.gbankfinancialholdings.com. The Company makes available, free of charge, on its web site (under www.gbankfinancialholdings.com/secfilings) the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also makes available, free of charge, through its web site (under www.gbankfinancialholdings.com/corporate-governance) links to the Company’s Code of Ethics Policy and the charters for its board committees. In addition, the SEC maintains an Internet site (at www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company routinely posts important information for investors on its web site (at www.gbankfinancialholdings.com and, more specifically, under the News & Media tab at www.gbankfinancialholdings.com/press-releases). The Company intends to use its web site as a means of disclosing material non-public information and for complying with its disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Company’s web site, in addition to following the Company’s press releases, SEC filings, public conference calls, presentations and webcasts.

The information contained on, or that may be accessed through, the Company’s web site is not incorporated by reference into, and is not a part of, this Form 10-Q.

Nature of Operations

The Company generates the majority of its revenue through net interest income, calculated as the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is calculated as net interest income as a percentage of average interest-earning assets. The Company also generates revenue through gains on sales of assets, generally the guaranteed portion of SBA and USDA loans, net interchange fees earned on its credit card product, and fees earned on the various services and products offered to its customers. Offsetting these revenue sources are provisions for credit losses, non-interest expenses and income taxes.

The following table presents a summary of the Company's earnings and selected performance ratios for the three- and six-month periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Net Income	$4,755	$4,676	$9,225	$8,376
Diluted Earnings Per Share	$0.33	$0.36	$0.63	$0.65
Return on Average Assets	1.59%	1.90%	1.60%	1.75%
Return on Average Equity	12.62%	17.59%	12.61%	16.17%
Net Interest Margin (annualized)	4.31%	4.82%	4.39%	4.83%
Non-Performing Assets to Total Assets	1.49%	0.75%	1.49%	0.75%
Net Charge-Off to Average Loans (annualized)	0.38%	0.01%	0.39%	0.01%

Financial highlights for the three months ended June 30, 2025 are presented below:

•
Net income of $4.8 million and diluted earnings per share of $0.33, compared to $4.7 million and diluted earnings per share of $0.36 for the second quarter of 2024.
•
Loan growth of $55.6 million, or 7% since December 31, 2024.
•
Principal balances of loans sold of $82.1 million compared to principal balances of loans sold of $77.9 million of during the three months ended June 30, 2024.
•
Net interchange fees of $1.5 million compared to $146 thousand during the second quarter of 2024.
•
On-balance sheet guaranteed loans totaled $237.6 million as of June 30, 2025 compared to $233.9 million at December 31, 2024.
•
Non-performing assets of $18.4 million at June 30, 2025 representing 1.49% of total assets compared to $14.2 million of non-performing assets at December 31, 2024, representing 1.26% of total assets.

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

Average balances, interest income or expense, and the interest yield or rate for the Company’s interest-sensitive assets and liabilities are presented in the tables below for the three- and six-month periods presented. Average balances are calculated on a daily basis. The Company had no tax equivalent adjustments for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended
	June 30, 2025			June 30, 2024
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate(2)	Balance	Interest	Rate(2)
ASSETS:
Interest Bearing Deposits With Banks	$115,974	$1,365	4.72%	$80,062	$1,165	5.85%
Investment Securities:
Taxable	119,880	1,414	4.73%	73,696	868	4.74%
Loans, Net (1)	911,028	17,659	7.77%	789,516	16,360	8.33%
Federal Home Loan Bank Stock	5,362	117	8.75%	4,400	96	8.78%
Total Earning Assets	1,152,244	20,555	7.16%	947,674	18,489	7.85%

Cash and Due From Banks	6,782			6,302
Other Assets	41,894			33,607
Total Assets	1,200,920			987,583

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing Demand	$60,320	316	2.10%	$67,038	395	2.37%
Money Market and Savings	303,814	2,929	3.87%	217,081	2,137	3.96%
Certificates of Deposit	413,940	4,660	4.52%	330,271	4,316	5.26%
Total Interest-Bearing Deposits	778,074	7,905	4.08%	614,390	6,848	4.48%

Short-Term Borrowings	-	-	0.00%	517	7	5.45%
Subordinated Debentures	26,113	262	4.02%	26,040	286	4.42%
Total Interest-Bearing Liabilities	804,187	8,167	4.07%	640,947	7,141	4.48%

Noninterest-bearing Deposits	223,201			220,842
Other Liabilities	22,404			18,849
Shareholders' Equity	151,128			106,945
Total Liabilities & Shareholders' Equity	$1,200,920			$987,583

Net Interest Income		$12,388			$11,348

Total Yield on Earning Assets			7.16%			7.85%
Cost on Interest-Bearing Liabilities			4.07%			4.48%
Average Interest Spread			3.08%			3.37%
Net Interest Margin			4.31%			4.82%

(1)
For the three months ended June 30, 2025 and 2024, the average balance of loans, net includes average non-accrual loan balances of $20.5 million and $6.2 million, respectively.
(2)
Annualized on an actual/actual basis.

	For the Six Months Ended
	June 30, 2025			June 30, 2024
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate(2)	Balance	Interest	Rate(2)
ASSETS:
Interest Bearing Deposits With Banks	$109,338	$2,557	4.72%	$73,081	$2,137	5.88%
Investment Securities:
Taxable	112,591	2,695	4.83%	85,890	1,882	4.41%
Loans, Net(1)	888,982	34,495	7.82%	758,651	31,690	8.40%
Federal Home Loan Bank Stock	5,009	217	8.74%	3,811	170	8.97%
Total Earning Assets	1,115,920	39,964	7.22%	921,433	35,879	7.83%

Cash and Due From Banks	6,501			6,119
Other Assets	40,543			33,604
Total Assets	1,162,964			961,156

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing Demand	$62,992	672	2.15%	$66,170	788	2.39%
Money Market and Savings	284,060	5,340	3.79%	201,727	3,897	3.88%
Certificates of Deposit	399,899	9,123	4.60%	319,746	8,361	5.26%
Total Interest-Bearing Deposits	746,951	15,135	4.09%	587,643	13,046	4.46%

Short-Term Borrowings	-	-	0.00%	4,049	111	5.51%
Subordinated Debentures	26,104	547	4.23%	26,031	571	4.41%
Total Interest-Bearing Liabilities	773,055	15,682	4.09%	617,723	13,728	4.47%

Noninterest-bearing Deposits	221,050			220,804
Other Liabilities	21,278			18,427
Shareholders' Equity	147,581			104,202
Total Liabilities & Shareholders' Equity	$1,162,964			$961,156

Net Interest Income		$24,282			$22,151

Total Yield on Earning Assets			7.22%			7.83%
Cost on Interest-Bearing Liabilities			4.09%			4.47%
Average Interest Spread			3.13%			3.35%
Net Interest Margin			4.39%			4.83%

(1)
For the six months ended June 30, 2025 and 2024, the average balance of loans, net includes average non-accrual loan balances of $19.1 million and $5.0 million, respectively.
(2)
Annualized on an actual/actual basis.

The following table presents the effects of changing rates and volumes on net interest income for the three- and six-month periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to volume.

	Three Months Ended			Six Months Ended
	June 30, 2025 vs. June 30, 2024			June 30, 2025 vs. June 30, 2024
	Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Deposits With Banks	$523	$(323)	$200	$1,060	$(640)	$420
Investment Securities:
Taxable	544	2	546	585	228	813
Loans, Net	2,518	(1,219)	1,299	5,444	(2,639)	2,805
Federal Home Loan Bank Stock	21	-	21	53	(6)	47
Total Interest Income	3,606	(1,540)	2,066	7,142	(3,057)	4,085

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest-bearing Demand	(40)	(39)	(79)	(38)	(78)	(116)
Money Market and Savings	854	(62)	792	1,591	(148)	1,443
Certificates of Deposit	1,093	(749)	344	2,096	(1,334)	762
Total Interest-Bearing Deposits	1,907	(850)	1,057	3,649	(1,560)	2,089

Short-Term Borrowings	(7)	-	(7)	(111)	-	(111)
Subordinated Debentures	1	(25)	(24)	2	(26)	(24)
Total Interest Expense	1,901	(875)	1,026	3,540	(1,586)	1,954

NET INTEREST INCOME	$1,705	$(665)	$1,040	$3,602	$(1,471)	$2,131

For the six months ended June 30, 2025, interest income was $40.0 million, an increase of $4.1 million compared to $35.9 million for the six months ended June 30, 2024. For the three months ended June 30, 2025, interest income was $20.6 million, an increase of $2.1 million compared to $18.5 million for the three months ended June 30, 2024. The increases in interest income when comparing the three- and six-month periods ended June 30, 2025 to the same periods in 2024 are primarily due to increases in average interest-earning assets, partially offset by yield reductions on adjustable-rate loans, securities, and other liquid assets as a result of the 100 basis point decrease in the target federal funds rate by the Federal Reserve during the second half of 2024.

Interest expense was $15.7 million for the six months ended June 30, 2025, an increase of $2.0 million compared to $13.7 million for the six months ended June 30, 2024. Interest expense was $8.2 million for the three months ended June 30, 2025, an increase of $1.1 million compared to $7.1 million for the three months ended June 30, 2024. The increase in interest expense when comparing the three and six months ended June 30, 2025 to the same periods in 2024 was driven by increases in average interest-bearing liabilities to fund asset growth.

For the second quarter of 2025, the Company’s net interest margin decreased to 4.31%, compared to 4.82% for the second quarter of 2024. For the six months ended June 30, 2025, the Company's net interest margin decreased to 4.39%, compared to 4.83% for the six months ended June 30, 2024. The decrease in net interest margin for the three and six months ended June 30, 2025 when compared to the same periods in 2024 is reflective of the lower market interest rate environment as explained in the above paragraphs.

Provision for Credit Losses

The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans and unfunded loan commitments. The provision is equal to the amount required to maintain the ACL at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan portfolio based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three and six months ended June 30, 2025, the Company recorded a provision for credit losses of $1.1 million and $1.8 million, respectively, compared to $295 thousand and $315 thousand for the three and six months ended June 30, 2024, respectively. The provision for credit losses for the three and six months ended June 30, 2025 is primarily reflective of net charge-offs of $870 thousand and $1.7 million, respectively, and loan growth.

Noninterest Income

The following table presents the components of total noninterest income.

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Gain on sale of loans	$2,593	$3,163	$(570)	(18.0)
Loan servicing income	750	534	216	40.4
Service charges and fees	54	41	13	31.7
Net interchange fees	1,535	146	1,389	951.4
Other income	452	282	170	60.3
Total Noninterest Income	$5,384	$4,166	$1,218	29.2

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Gain on sale of loans	$5,130	$5,246	$(116)	(2.2)
Loan servicing income	1,453	594	859	144.6
Service charges and fees	111	82	29	35.4
Net interchange fees	3,538	167	3,371	2,018.6
Other income	615	482	133	27.6
Total Noninterest Income	$10,847	$6,571	$4,276	65.1

For the three months ended June 30, 2025, noninterest income totaled $5.4 million compared to noninterest income $4.2 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, noninterest income totaled $10.8 million compared to noninterest income $6.6 million for the six months ended June 30, 2024.

Net interchange fees totaled $1.5 million for the three months ended June 30, 2025 compared to $146 thousand for the three months ended June 30, 2024. Net interchange fees totaled $3.5 million for the six months ended June 30, 2025, compared to $167 thousand for the same period in 2024. The increase in net interchange fees when comparing the three months and six months ended June 30, 2025 to the same periods in 2024 was attributable to transaction volume growth within GBank’s Visa Signature® Card product.

Loan servicing income increased $216 thousand from $534 thousand for the three months ended June 30, 2024 to $750 thousand for the three months ended June 30, 2025. Loan servicing income increased $859 thousand from $594 thousand for the six months ended June 30, 2025 to $1.5 million for the six months ended June 30, 2025. The increase in loan servicing income when comparing the three and six months ended June 30, 2025 to the same periods in 2024 was the result of both (i) higher average balances of loans serviced by GBank during 2025, and (ii) the first quarter of 2024 reflecting loan servicing asset writeoffs of $401 thousand due to the repurchase of the guaranteed portion of previously sold SBA loans.

Gain on sale of loans totaled $2.6 million for the second quarter of 2025 compared to $3.2 million for the second quarter of 2024. Gain on sale of loans totaled $5.1 million for the six months ended June 30, 2025 compared to $5.2 million for the same period in 2024. The decrease in gain on sale of loans for the three- and six-month periods ended June 30, 2025 was due to less favorable secondary market pricing during the six months ended June 30, 2025 compared to the same period of 2024.

Noninterest Expense

The following tables present the components of total noninterest expense.

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits	$6,235	$5,752	$483	8.4
Data processing	1,333	706	627	88.8
Occupancy expense	400	417	(17)	(4.1)
Legal and professional fees	571	750	(179)	(23.9)
Loan related costs	330	434	(104)	(24.0)
Audits and exams	397	153	244	159.5
Advertising and marketing	371	84	287	341.7
FDIC insurance	129	108	21	19.4
Other	630	728	(98)	(13.5)
Total Noninterest Expense	$10,396	$9,132	$1,264	13.8

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits	$12,635	$11,042	$1,593	14.4
Data processing	2,738	1,540	1,198	77.8
Occupancy expense	792	865	(73)	(8.4)
Legal and professional fees	1,271	1,147	124	10.8
Loan related costs	714	836	(122)	(14.6)
Audits and exams	894	238	656	275.6
Advertising and marketing	735	213	522	245.1
FDIC insurance	251	226	25	11.1
Other	1,273	1,401	(128)	(9.1)
Total Noninterest Expense	$21,303	$17,508	$3,795	21.7

For the three months ended June 30, 2025, noninterest expense increased 14% to $10.4 million, compared to $9.1 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, noninterest expense increased 22% to $21.3 million, compared to $17.5 million for the six months ended June 30, 2024.

Salaries and employee benefits expense totaled $6.2 million for the three months ended June 30, 2025, an increase of $483 thousand or 8% when compared to $5.7 million for the second quarter of 2024. Salaries and benefits expense totaled $12.6 million for the six months ended June 30, 2025, an increase of $1.6 million or 14% when compared to $11.0 million for the six months ended June 30, 2024. These increases are attributable to both (i) increases in employee salaries and benefits expenses resulting from an increase in full-time equivalent employees from 155 at June 30, 2024 to 188 at June 30, 2025, and (ii) higher stock-based compensation expense due to increases in grant date fair value of recent stock awards.

Data processing expense increased $627 thousand, or 89%, from $706 thousand for the three months ended June 30, 2024 to $1.3 million for the three months ended June 30, 2025. Data processing expense increased $1.2 million, or 78%, from $1.5 million for the six months ended June 30, 2024 to $2.7 million for the six months ended June 30, 2025. The year over year increases were due to both (i) higher costs from transactional-based charges given the volume increases in loans and deposits over the last twelve months, and (ii) investments to enhance data management and security capabilities responsive to both the larger company profile and the increasing complexity of information technology management.

Audits and exams expense totaled $397 thousand for the three months ended June 30, 2025, an increase of $244 thousand when compared to $153 thousand for the second quarter of 2024. Audits and exams expense totaled $894 thousand for the six months ended June 30, 2025, an increase of $656 thousand when compared to $238 thousand during the same period of 2024. The increases in audits and exams expense reflects certain non-recurring professional, legal and audit fees associated with the preparation of filings made with the U.S. Securities and Exchange Commission for the registration of its shares of common stock and listing on the Nasdaq Capital Market, which totaled $290 thousand and $1.0 million for the three and six months ended June 30, 2025, respectively.

Advertising and marketing expense increased $287 thousand to $371 thousand during the second quarter of 2025, compared to $84 thousand during the second quarter of 2025. Advertising and marketing expense increased $522 thousand to $735 thousand during the six months ended June 30, 2025, compared to $213 thousand during the same period in 2024. The increase in advertising and marketing expense was largely attributable to advertising, marketing, and referral campaigns associated with the credit card program.

Income Taxes

Income tax expense was $1.5 million for the three months ended June 30, 2025, an increase of 5% or $75 thousand compared to $1.4 million for the three months ended June 30, 2024. Income tax expense was $2.7 million for the six months ended June 30, 2025, an increase of 7% or $187 thousand compared to $2.5 million for the six months ended June 30, 2024. The increase in income tax expense during the three and six months ended June 30, 2025 was primarily due to higher pre-tax earnings.

The effective tax rate for the three and six months ended June 30, 2025 was 23.6% and 22.6%, respectively compared to 23.2% and 23.1% for the three and six months ended June 30, 2024, respectively. The fluctuations in the effective tax rate are largely driven by the timing and volume of certain stock-based compensation transactions resulting in tax benefits to the Company, as well as the timing and volume of state tax adjustments.

Comparison of Financial Condition – June 30, 2025 and December 31, 2024

Total Assets

Total assets increased 10% to $1.23 billion at June 30, 2025 compared to $1.12 billion at December 31, 2024, primarily due to increases in net loans of $55.7 million as well as cash and equivalents of $19.1 million.

Cash and Cash Equivalents

Cash and cash equivalents increased 15% from $124.1 million at December 31, 2024 to $143.2 million at June 30, 2025 as cash inflows from deposit growth more than offset cash outflows to fund loan growth during the first six months of 2025.

Investments

The Company maintains an investment security portfolio to generate income through interest and potential sales, manage liquidity for funding needs, support interest rate risk management, and meet regulatory requirements for high-quality liquid assets.

The investment security portfolio is comprised of held to maturity securities recorded at amortized cost and available for sale securities recorded at fair value. Held to maturity securities decreased by $1.1 million to $39.5 million as of June 30, 2025, as compared to $40.6 million as of December 31, 2024. Available for sale securities increased $17.3 million from $65.6 million at December 31, 2024 to $82.9 million at June 30, 2025.

The following table presents the maturity composition and the weighted average yields of the investment portfolio as of June 30, 2025. Mortgage-backed security maturities are based on paydown trends in the most recent three-month period. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted-average yield is calculated based on the amortized cost of each security.

Maturing
(Dollars in thousands)	One Year		After One Year		After Five Years		After
	or Less		Through Five Years		Through Ten Years		Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
As of June 30, 2025	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities, at fair value:
Residential mortgage-backed securities	$3,737	1.78%	$21,626	5.25%	$45,574	4.42%	$11,949	4.07%
Held to maturity securities, at amortized cost:
Residential mortgage-backed securities	$1,045	7.69%	$2,377	5.14%	$36,093	4.81%	$-	0.00%

Loans

Total loans, net of deferred loan costs and unamortized discounts, increased 7% to $871.6 million at June 30, 2025, compared to $816.0 million at December 31, 2024. Loan originations, including government guaranteed and non-guaranteed commercial loans, totaled $293.5 million during the first six months of 2025, compared to $263.6 million for the same period in 2024.

The following table presents the ending balance of loans outstanding, by type, as of the dates indicated.

	June 30, 2025		December 31, 2024
(Dollars in thousands)		Percent of		Percent of
	Balance	Total Loans	Balance	Total Loans
Commercial and industrial	$59,021	6.8%	$64,000	7.8%
Commercial real estate - non-owner occupied	682,021	78.2	630,551	77.3
Commercial real estate - owner occupied	96,526	11.1	88,802	10.9
Construction and land development	4,371	0.5	2,934	0.4
Multifamily	18,987	2.2	17,374	2.1
Single Family Sr. Lien	3,023	0.3	5,992	0.7
Single Family Jr. Lien	3,369	0.4	3,203	0.4
Single Family HELOC	418	0.0	1,389	0.2
Consumer	3,894	0.5	1,713	0.2
Loans, net	871,630	100.0%	815,958	100.0%
Allowance for credit losses	(9,205)		(9,114)
Loans, net of allowance	$862,425		$806,844

Beginning in the third quarter of 2023, and continuing into the first quarter 2024, the Company repurchased previously sold guaranteed SBA loans by initiating a change in loan terms with certain borrowers, at the borrowers’ option, to convert variable loans to five-year fixed rate loans at lower current interest rates. The repurchase program was initiated in response to a rapid rise in the Wall Street Journal Prime Rate which has the potential to significantly impact our borrowers, the majority of whom are in variable rate loans. The Prime Rate increased from 3.25% to 8.50% between March 2022 and July 2023, an increase of 525 basis points. The Company received requests from borrowers due to the higher payments affecting borrowers’ cash flow and operations. Given the predicted economic outlook and anticipated interest rate reductions likely being delayed until late 2024, the Company decided to evaluate converting the variable rate structure to a fixed-rate based on a current credit evaluation. In response, GBank reached out to request annual tax returns and updated financial information from borrowers. The Company began to repurchase previously sold guaranteed SBA loans by initiating a change in loan terms with certain borrowers, at the borrowers’ option, to convert variable loans to five-year fixed rate loans at the current market terms.

The process for evaluating, approving, and submitting repurchase packages to the SBA was consistent with SOP 50 57 (3) and Section 7.6 of the Secondary Participation Guaranty Agreement. Updated financials from each borrower were reviewed to assess the viability of the business before preparing an interest rate modification document. Once the interest rate modification was approved internally, GBank sought approval for modifications, and submitted requests to the SBA to repurchase these SBA loans. According to the SOP, SBA shall review the repurchase request package, and based on the financial and other information provided determine whether an emergency repurchase of the SBA loan is appropriate for that specific borrower. This activity resulted in the repurchase of $106.1 million of United States government guaranteed loan balances within the commercial and industrial and commercial real estate segments during the year ended December 31, 2023. This program continued through the end of the first quarter of 2024, during which $44.2 million of the guaranteed portion of previously sold loans were repurchased. The balance of guaranteed loans at June 30, 2025 was $237.6 million, representing 22.1% of loans. Comparatively, at December 31, 2024, the Company had $233.9 million of guaranteed loan balances representing 24.7% of loans. Given the stabilization of the interest rate environment the Company is not anticipating any material repurchases in the foreseeable future.

Net deferred loan costs totaled $9.5 million at June 30, 2025 and $8.2 million at December 31, 2024. Net deferred loan costs represent the costs incurred to originate loans, net of fees paid by the borrower, which are measured and recorded at the date the loan is originated. Unamortized discount totaled $9.6 million at June 30, 2025 and $8.9 million at December 31, 2024. The unamortized discount relates to the retained portion of government guaranteed loans and is based on the relative fair value of the retained loan as calculated by an independent consulting firm. Loan costs and discount are amortized over the life of the loan and are recorded as an adjustment to interest income on the loan.

Loans held for sale totaled $45.2 million at June 30, 2025 and consisted of commercial real estate – non-owner occupied, commercial real estate – owner occupied, and commercial and industrial loans. Loans held for sale totaled $32.6 million at December 31, 2024 and consisted of commercial real estate – non-owner occupied, commercial real estate – owner occupied, and commercial and industrial loans. The balance of unguaranteed portions to be retained are reported as held for investment.

The following table sets forth the dispersion of loan principal balances with amounts and the percentage of the total balances in the states with five percent of total loans as of June 30, 2025:

(Dollars in thousands)	June 30, 2025
	Amounts	Percentage
Nevada	$193,090	22.15%
North Carolina	146,357	16.79%
Ohio	61,829	7.09%
Illinois	54,372	6.24%
Indiana	47,446	5.44%
Other	368,536	42.28%
	$871,630	100.00%

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

The following table presents the allowance for credit loss as a percentage of total loans as of the dates indicated:

(In Thousands)
As of June 30, 2025	Total ACL - Loans	Total Loans	% of Total Loans Outstanding	Allowance as a % of Loan Category
Commercial and industrial	$365	$59,021	6.8%	0.6%
Commercial real estate - non-owner occupied	7,701	682,021	78.2	1.1
Commercial real estate - owner occupied	678	96,526	11.1	0.7
Construction and land development	100	4,371	0.5	2.3
Multifamily	60	18,987	2.2	0.3
Single Family Sr Lien	4	3,023	0.3	0.1
Single Family Jr Lien	7	3,369	0.4	0.2
Single Family HELOC	4	418	0.0	1.0
Consumer	286	3,894	0.5	7.3
Total	$9,205	$871,630	100.0%	1.1%

(In Thousands)
As of December 31, 2024	Total ACL - Loans	Total Loans	% of Total Loans Outstanding	Allowance as a % of Loan Category
Commercial and industrial	$496	$64,000	7.8%	0.8%
Commercial real estate - non-owner occupied	7,837	630,551	77.3	1.2
Commercial real estate - owner occupied	537	88,802	10.9	0.6
Construction and land development	49	2,934	0.4	1.7
Multifamily	39	17,374	2.1	0.2
Single Family Sr Lien	33	5,992	0.7	0.6
Single Family Jr Lien	14	3,203	0.4	0.4
Single Family HELOC	11	1,389	0.2	0.8
Consumer	98	1,713	0.2	5.7
Total	$9,114	$815,958	100.0%	1.1%

The allowance for credit losses increased from $9.1 million at December 31, 2024 to $9.2 million at June 30, 2025. The allowance as a percentage of loan balances decreased from 1.12% at December 31, 2024 to 1.06% at June 30, 2025. The Company continues to closely monitor credit quality in light of the ongoing economic uncertainty caused by, among other factors, the prolonged elevated interest rate environment, stronger than expected employment data in recent periods, continued uncertainty regarding U.S. trade and tariff policy and the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas. Accordingly, additional provisions for credit losses may be necessary in future periods.

The following table presents non-performing assets and related ratios as of the periods presented.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Non-performing assets:
Total nonaccrual loans	$18,227	$14,128
Loans 90 days past due and accruing	146	40
Total non-performing loans	18,373	14,168
Other real estate owned	-	-
Total non-performing assets	$18,373	$14,168

Non-performing loans to net loans	2.11%	1.74%
Nonaccrual loans to net loans	2.09%	1.73%
ACL to nonaccrual loans	50.50%	64.51%
ACL to gross loans	1.06%	1.12%

The Company had $18.4 million of non-performing loans as of June 30, 2025, compared to $14.2 million of non-performing loans as of December 31, 2024. As of June 30, 2025, the balance of non-performing loans was comprised of certain commercial real estate – non-owner occupied, commercial real estate – owner occupied, commercial and industrial loans, and consumer loans, of which $13.8 million is guaranteed by the SBA. Included in the balance of non-performing assets as of June 30, 2025 are $6.8 million of individually evaluated loans with specific credit loss reserves of $784 thousand assigned. As of December 31, 2024, the balance of non-performing loans was comprised of certain commercial real estate – non-owner occupied, commercial real estate – owner occupied, commercial and industrial loans, and consumer loans totaling $14.2 million, of which $9.3 million is guaranteed by the SBA. Included in the balance of non-performing assets as of December 31, 2024 are $12.5 million of individually evaluated loans with specific credit loss reserves of $1.4 million assigned.

The Company had no other real estate owned as of June 30, 2025 or December 31, 2024.

Operating Lease Right of Use Asset

The operating lease right of use asset increased $1.2 million from $4.5 million at December 31, 2024 to $5.7 million at June 30, 2025, due to the modification of two leased locations during the first quarter of 2025 resulting in a five year extensions of the lease terms.

Loan Servicing Assets

Loan servicing assets increased $760 thousand from $9.0 million at December 31, 2024 to $9.7 million at June 30, 2025, primarily due the addition of servicing rights of $3.4 million relating to loans sold during the six months ended June 30, 2025. This increase was partially offset by loan servicing asset amortization of $2.6 million during the quarter.

Federal Home Loan Bank Stock, At Cost

FHLB stock increased $861 thousand from $4.7 million at December 31, 2024 to $5.5 million at June 30, 2025. As a member of the FHLB, GBank is required to hold capital stock with this balance dependent upon GBank’s borrowing capacity with the FHLB.

Other Assets

Other assets totaled $22.9 million at June 30, 2025, an increase of $3.6 million, or 18%, when compared to $19.4 million at December 31, 2024, with this increase largely attributable to growth of the organization driving increases in other miscellaneous receivables.

Total Liabilities

The Company’s total liabilities increased $99.0 million, or 10%, to $1.08 billion at June 30, 2025 compared to $981.7 million at December 31, 2024. The increase in total liabilities was primarily attributable to an increase in total deposits of $97.4 million with the largest increases within time deposits and savings accounts.

Deposits and Other Funding Sources

Total deposits increased 10% to $1.03 billion at June 30, 2025, compared to $935.1 million at December 31, 2024. The year-to-date decreases in non-interest bearing and interest bearing demand deposits were offset by increases in time deposits and savings deposits. Contributing to the increase in time deposits was a net increase of $8.0 million of brokered deposits since December 31, 2024.

The following table presents the average balances of deposits by type and the related average interest rates for the three months ended June 30, 2025 and 2024:

	June 30, 2025		June 30, 2024
(Dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing Deposits	$223,201	-%	$220,842	-%
Interest-bearing Demand	60,320	2.10	67,038	2.37
Money Market and Savings	303,814	3.87	217,081	3.96
Certificates of Deposit	413,940	4.52	330,271	5.26
	$1,001,275	0.79%	$835,232	0.82%

Federal Deposit Insurance Corporation (“FDIC”) deposit insurance covers $250 thousand per depositor, per FDIC-insured bank, for each account ownership category. As of June 30, 2025, uninsured deposits were approximately $402.3 million, or 38.9% of total deposits, compared to $385.7 million, or 41.2% of total deposits, as of December 31, 2024.

As of June 30, 2025 the maturities of time deposits having balances over $250 thousand were as follows:

(Dollars in thousands)

2025	$29,410
2026	15,668
2027	-
2028	-
2029	3,144
Maturing thereafter	250
$48,472

Short-term Borrowings and Subordinated Debt

The Company had no short-term borrowings as of June 30, 2025 or December 31, 2024.

Subordinated debt totaled $26.1 million as of both June 30, 2025 and December 31, 2024. See "Note 7 - Subordinated Debt, Other Borrowings, and Available Lines of Credit", within Notes to Consolidated Financial Statements.

Operating Lease Liability

Operating lease liability increased $1.3 million, from $4.8 million at December 31, 2024 to $6.1 million at June 30, 2025 reflecting the modification of two leased locations during the first quarter of 2025 resulting in five year extensions of the lease terms.

Other Liabilities

Other liabilities totaled $16.0 million at June 30, 2025, an increase of $307 thousand, or 2%, when compared to $15.7 million at December 31, 2024. This decrease was driven by a reduction in accrued interest payable due to an overall decline in the cost of interest-bearing deposits during the first six months of 2025.

Stockholders’ Equity and Capital

Stockholders' equity increased 8% to $151.7 million at June 30, 2025 compared to $140.7 million at December 31, 2024 with this increase driven primarily by the net income generated during the six months of 2025.

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

On September 17, 2019, the federal banking agencies jointly finalized a rule that became effective July 1, 2020 and was intended to provide for an optional, simplified measure of capital adequacy, the community bank leverage ratio (“CBLR”) framework, for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule was effective on January 1, 2020 and allows qualifying community banking organizations to calculate a leverage ratio to measure capital adequacy beginning with their March 31, 2020 Call Reports. . The Company opted into the CBLR framework with its Call Report filed with the federal banking agencies for the quarter ended September 30, 2020.

Under the final rule, if a qualifying community banking organization opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations described above and will not be required to report or calculate risk-based capital.

The main components and requirements of the community bank leverage ratio framework are as follows:

•
Tier 1 Capital Leverage ratio greater than 9.00%;
•
Less than $10.0 billion in average total consolidated assets;
•
Off-balance-sheet exposures of 25% or less of total consolidated assets;
•
Trading assets plus trading liabilities of 5% or less of total consolidated assets; and
•
Not an advanced approaches banking organization.

As of June 30, 2025 and December 31, 2024, the Company and GBank were in compliance with the CBLR requirements.

The table below presents a summary of the main components and requirements of the CBLR as of the dates indicated:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Bank Tier 1 Capital Leverage Ratio	13.82%	12.90%
Average Total Consolidated Assets	$1,198,069	$1,076,785
Off-Balance-Sheet Exposures	$45,517	$38,762
Ratio of Off-Balance-Sheet Exposures to Total Assets	3.71%	3.47%
Trading Assets	None	None
Advances Approaching Banking Organization	No	No

The Company's common equity to assets ratio was 12.3% as of June 30, 2025, compared to 12.5% as of December 31, 2024. The Company's book value per share was $10.63 as of June 30, 2025, an increase of 8% from $9.87 as of December 31, 2024.

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

A summary of the Company's on-balance-sheet primary liquidity sources is presented in the table below as of the dates indicated:

(Dollars in thousands)	June 30, 2025	December 31, 2024

Cash and due from banks	$11,877	$9,262
Interest-bearing deposits with other financial institutions	131,352	114,860
Investment securities, available for sale	82,886	65,609
Loans held for sale	45,242	32,649
Total primary liquidity sources	$271,357	$222,380

The Company has a line of credit available from the FHLB. The unused borrowing capacity with the FHLB, as collateralized by qualifying securities and pledged loans, was approximately $100.1 million and $85.0 million, at June 30, 2025 and December 31, 2024, respectively. No draws have been made on the line and no balances were outstanding as of June 30, 2025 and December 31, 2024.

GBank participates in the Federal Reserve Bank of San Francisco’s BIC Program and, as of June 30, 2025 and December 31, 2024, the Company had pledged loans and investment securities with an approximate carrying value of $645.8 million and $590.5 million, respectively, to the BIC Program. Unused borrowing capacity at the Federal Reserve Bank of San Francisco totaled $380.1 million and $362.6 million as of June 30, 2025 and December 31, 2024, respectively.

The Company also has unsecured lines of credit with other correspondent banks totaling $40.0 million at June 30, 2025. No draws have been made on these lines of credit and no balances were outstanding as of June 30, 2025 and December 31, 2024.

The Company’s Consolidated Statement of Cash Flows presents additional information regarding the sources and uses of cash for the six months ended June 30, 2025. Operating activities resulted in a net decrease in cash of $4.8 million, as cash inflows from loan sales were more than offset cash outflows for the origination of loans held for sale. Investing activities resulted in a net decrease in cash of $74.0 million primarily due to loans originated and held for investment, as well as purchases of available for sale securities. Financing activities resulted in a net increase to cash of $98.0 million, primarily due to a net increase in deposits during the six months ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), we are not required to provide the information called for by this Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective as of the end of the period covered by this Form 10-Q.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and

15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At June 30, 2025, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed to be immaterial to the financial condition and operating results of the Company.

Item 1A. Risk Factors.

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in our Registration Statement on Form S-1 filed with the SEC on March 12, 2025 pursuant to Rule 424(b) of the Securities Act, in connection with the registration of our common stock. There have been no material changes in the risk factors disclosed by the Company in its Registration Statement on Form S-1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 12, 2025) (File No. 333-285750).
3.2.1	Bylaws (incorporated by reference to Exhibit 3.2.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 12, 2025) (File No. 333-285750).
3.2.2	First Amendment to Bylaws (incorporated by reference to Exhibit 3.2.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 12, 2025) (File No. 333-285750).
3.2.3	Second Amendment to Bylaws (incorporated by reference to Exhibit 3.2.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 12, 2025) (File No. 333-285750).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this Quarterly Report on Form 10-Q.

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

GBank Financial Holdings Inc.

Date: August 12, 2025	By:	/s/ Edward M. Nigro
Edward M. Nigro
Executive Chairman

Date: August 12, 2025	By:	/s/ Jeffery E. Whicker
Jeffery E. Whicker
Chief Financial Officer and Treasurer