Form 10-Q
period 2025-09-30
GBank Financial Holdings Inc.
filed 2025-11-12
CIK 1791145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, the registrant had 14,376,113 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 (this “Form 10-Q”) may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of GBank Financial Holdings Inc. (the “Company”) and its wholly-owned subsidiary GBank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s prospectus dated April 24, 2025, filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on April 25, 2025, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-285750) and in this Form 10-Q. In addition, these factors include but are not limited to:

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

i

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
•
delays in origination and sales of U.S. Small Business Administration loans due to U.S. federal government temporary shutdowns;
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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GBank Financial Holdings Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share data)
ASSETS	September 30, 2025	December 31, 2024
Cash and due from banks	$4,988	$9,262
Interest-bearing deposits with other financial institutions	98,402	114,860
Total cash and cash equivalents	103,390	124,122

Investment securities:
Available for sale, at fair value (amortized cost of $85,506 at September 30, 2025 and $67,308 at December 31, 2024)	85,774	65,609
Held to maturity, at amortized cost (fair value of $38,856 at September 30, 2025 and $40,392 at December 31, 2024)	38,578	40,569
Loans held for sale	66,791	32,649
Loans, net of deferred fees and costs	940,591	815,958
Less: Allowance for credit losses	(10,577)	(9,114)
Loans, net	930,014	806,844

Premises and equipment, net	855	835
Operating lease right-of-use asset	5,516	4,518
Bank-owned life insurance	29,700	14,236
Loan servicing assets, net	10,621	8,976
Federal Home Loan Bank stock, at cost	5,513	4,652
Other real estate owned	2,684	-
Other assets	21,942	19,354
Total Assets	$1,301,378	$1,122,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$227,921	$239,672
Interest-bearing demand	63,741	68,132
Savings	281,435	256,724
Time	519,080	370,552
Total deposits	1,092,177	935,080

Subordinated debt	26,144	26,088
Operating lease liability	5,942	4,839
Other liabilities	18,922	15,657
Total liabilities	1,143,185	981,664

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Common stock, par value $0.0001; 50,000,000 shares authorized; 14,287,776 shares issued and outstanding at September 30, 2025 and 14,252,435 shares issued and outstanding at December 31, 2024	1	1
Additional paid-in capital	80,016	77,571
Retained earnings	77,970	64,437
Accumulated other comprehensive income (loss)	206	(1,309)
Total Stockholders' Equity	158,193	140,700
Total Liabilities and Stockholders' Equity	$1,301,378	$1,122,364

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
INTEREST INCOME	2025	2024	2025	2024
Interest and fees on loans	$18,919	$17,347	$53,413	$49,036
Interest on deposits with other financial institutions	1,160	1,367	3,718	3,505
Taxable interest on investment securities	1,421	924	4,117	2,806
Other interest bearing balances	122	102	338	272
Total interest income	21,622	19,740	61,586	55,619

INTEREST EXPENSE
Interest on deposits	8,339	7,194	23,473	20,240
Interest on short-term borrowings	-	2	-	112
Interest on subordinated debt	285	285	833	857
Total interest expense	8,624	7,481	24,306	21,209
Net interest income	12,998	12,259	37,280	34,410
PROVISION FOR CREDIT LOSSES	2,219	578	4,032	893
Net interest income after provision for credit losses	10,779	11,681	33,248	33,517

NONINTEREST INCOME
Gain on sale of loans	3,592	2,838	8,722	8,084
Loan servicing income	762	566	2,215	1,160
Service charges and fees	60	48	171	130
Net interchange fees	2,406	284	5,944	451
Other income	357	166	971	649
Total noninterest income	7,177	3,902	18,023	10,474

NONINTEREST EXPENSE
Salaries and employee benefits	6,589	5,495	19,224	16,537
Data processing	1,637	930	4,375	2,470
Occupancy expense	418	404	1,210	1,269
Legal and professional fees	644	424	1,915	1,571
Loan related costs	576	443	1,290	1,278
Audits and exams	262	224	1,157	462
Advertising and marketing	1,141	135	1,876	391
FDIC insurance	134	111	385	336
Other	916	889	2,187	2,251
Total noninterest expense	12,317	9,055	33,619	26,564
INCOME BEFORE PROVISION FOR INCOME TAXES	5,639	6,528	17,652	17,427
Provision for income taxes	1,282	1,513	3,992	4,035
NET INCOME BEFORE EQUITY INVESTMENT LOSS	4,357	5,015	13,660	13,392
Net loss attributable to equity investment	(49)	-	(127)	-
NET INCOME	$4,308	$5,015	$13,533	$13,392

PER COMMON SHARE DATA
Basic earnings per common share	$0.30	$0.38	$0.95	$1.04
Diluted earnings per common share	$0.30	$0.38	$0.93	$1.02
Weighted-average basic shares outstanding	14,280,165	13,066,656	14,269,955	12,896,611
Weighted-average diluted shares outstanding	14,525,422	13,235,935	14,509,956	13,074,782

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$4,308	$5,015	$13,533	$13,392
Other comprehensive income, before tax:
Unrealized gains on securities available for sale	1,832	132	1,967	201
Income tax expense related to unrealized
gains on securities available for sale	(421)	(30)	(452)	(46)
Total other comprehensive income, net of tax	1,411	102	1,515	155
Comprehensive income	$5,719	$5,117	$15,048	$13,547

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2023	12,746,649	$1	$52,877	$45,801	$(252)	$98,427

Net income	-	-	-	3,701	-	3,701
Other comprehensive loss, net of tax	-	-	-	-	(6)	(6)
Exercise of stock options	70,375	-	106	-	-	106
Director Compensation Plan	6,526	-	98	-	-	98
Other stock-based compensation	-	-	240	-	-	240
Balance, March 31, 2024	12,823,550	$1	$53,321	$49,502	$(258)	$102,566

Net income	-	-	-	4,676	-	4,676
Other comprehensive income, net of tax	-	-	-	-	59	59
Common stock issued to BCS	231,508	-	3,299	-	-	3,299
Director Compensation Plan	6,185	-	103	-	-	103
Other stock-based compensation	-	-	242	-	-	242
Balance, June 30, 2024	13,061,243	$1	$56,965	$54,178	$(199)	$110,945

Net income	-	-	-	5,015	-	5,015
Other comprehensive income, net of tax	-	-	-	-	102	102
Director Compensation Plan	5,472	-	80	-	-	80
Other stock-based compensation	-	-	241	-	-	241
Balance, September 30, 2024	13,066,715	$1	$57,286	$59,193	$(97)	$116,383

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2024	14,252,435	$1	$77,571	$64,437	$(1,309)	$140,700

Net income	-	-	-	4,470	-	4,470
Other comprehensive income, net of tax	-	-	-	-	300	300
Exercise of stock options	16,000	-	24	-	-	24
Director Compensation Plan	2,477	-	91	-	-	91
Other stock-based compensation	-	-	483	-	-	483
Stock option loan activity	-	-	548	-	-	548
Balance, March 31, 2025	14,270,912	$1	$78,717	$68,907	$(1,009)	$146,616

Net income	-	-	-	4,755	-	4,755
Other comprehensive loss, net of tax	-	-	-	-	(196)	(196)
Director Compensation Plan	2,607	-	84	-	-	84
Other stock-based compensation	-	-	490	-	-	490
Balance, June 30, 2025	14,273,519	$1	$79,291	$73,662	$(1,205)	$151,749

Net income	-	-	-	4,308	-	4,308
Other comprehensive income, net of tax	-	-	-	-	1,411	1,411
Exercise of stock options	11,234	-	202	-	-	202
Director Compensation Plan	3,023	-	128	-	-	128
Other stock-based compensation	-	-	395	-	-	395
Balance, September 30, 2025	14,287,776	$1	$80,016	$77,970	$206	$158,193

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income	$13,533	$13,392
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	4,032	893
Depreciation	175	188
Amortization and writeoff of loan servicing assets	4,150	3,647
Amortization of operating lease right of use assets	656	600
Amortization of subordinated debt issuance costs	56	57
Investment securities amortization and accretion, net	(573)	(243)
Stock compensation expense	1,671	1,005
Gain on sale of loans	(8,722)	(8,084)
Gross originations of loans held for sale	(309,916)	(260,003)
Proceeds from sale of loans held for sale	278,701	233,414
Income from bank owned life insurance	(464)	(300)
Net change in deferred income taxes	(536)	-
Decrease (increase) in accrued interest receivable	89	(1,510)
(Decrease) increase in other assets	(2,593)	60
Net change in operating lease liability	(551)	(465)
Increase in accrued interest payable and other liabilities	3,265	4,253
Net cash used in operating activities	(17,027)	(13,096)

Cash flows from investing activities:
Purchases of premises and equipment	(195)	(172)
Purchase of bank owned life insurance	(15,000)	-
Purchase of securities available for sale	(28,832)	(37,227)
Maturities and repayments of investment securities available for sale	11,252	752
Maturities and repayments of investment securities held to maturity	1,946	51,879
Purchase of FHLB stock	(861)	(1,429)
Purchased loans	-	(44,184)
Net change in loans	(129,886)	(91,424)
Net cash used in investing activities	(161,576)	(121,805)

Cash flows from financing activities:
Net increase in deposits	157,097	137,820
Net change in short-term borrowings	-	(30,000)
Proceeds from repayment of stock option loans	548	-
Net proceeds from issuance of common stock	226	106
Net cash provided by financing activities	157,871	107,926

Net decrease in cash and cash equivalents	(20,732)	(26,975)
Cash and cash equivalents beginning of period	124,122	97,933
Cash and cash equivalents end of period	$103,390	$70,958

Supplemental disclosures of cash flow information:
Cash payments for interest	$24,268	$25,859
Cash payments for income tax	3,236	3,895

Supplemental schedule of noncash investing and financing activities
Right of use asset and lease liabilities	$1,654	$-
Capitalized mortgage servicing rights	5,795	4,640
Loans transferred to other real estate owned	2,684	-
Loans held for sale transferred to held for investment	-	53,292
Investment in BankCard Services LLC	-	3,299

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business

Basis of Presentation

These unaudited interim financial statements are prepared on a consolidated basis for GBank Financial Holdings Inc. (“GBFH”) and its wholly owned subsidiary, GBank (the “Bank”). References herein to the “Company” refer to the consolidated entity and its financial statements. The Company has prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited consolidated financial statements. There have been no material changes to the Company's significant accounting policies for the three and nine months ended September 30, 2025. The December 31, 2024 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2024 audited consolidated financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, including the notes thereto, included in the Company’s Registration Statement on Forms S-1 and S-1/A. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. All significant intercompany transactions and accounts have been eliminated.

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

Other Recent Legislation

On July 4, 2025, new federal tax legislation was signed into law. The legislation includes a range of tax reform measures, including the extension and modification of certain provisions originally enacted under the Tax Cuts and Jobs Act. Key changes include the restoration of 100% bonus depreciation, immediate expensing for domestic research and development expenditures, and modifications to international tax rules. The impact of this legislation is not expected to be material to the Company’s consolidated financial position and results of operations for the year ending December 31, 2025.

Note 2. Investment Securities

The amortized cost, unrealized gains and losses, allowance for credit losses, and estimated fair values of investment securities are summarized as follows as of the dates indicated:

	September 30, 2025
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
Available for sale securities:
Residential mortgage-backed securities	$85,506	$836	$(568)	$-	$85,774
Held to maturity securities:
Residential mortgage-backed securities	$38,578	$281	$(3)	$-	$38,856

	December 31, 2024
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
Available for sale securities:
Residential mortgage-backed securities	$67,308	$-	$(1,699)	$-	$65,609
Held to maturity securities:
Residential mortgage-backed securities	$40,569	$46	$(223)	$-	$40,392

Accrued interest receivable is excluded from the estimate of credit losses for available for sale and held to maturity securities. At September 30, 2025, accrued interest receivable totaled $246 thousand for available for sale securities and $161 thousand for held to maturity securities, and was reported in other assets on the Company’s consolidated balance sheets. At December 31, 2024, accrued interest receivable totaled $194 thousand for available for sale securities and $170 thousand for held to maturity securities, and was reported in accrued interest receivable on the Company’s consolidated balance sheets.

There were no gross realized gains or losses from the sale of available for sale securities during each of the three- and nine-month periods ended September 30, 2025 or 2024.

The fair value of investment securities pledged as collateral for potential borrowing purposes (see Note 7) totaled $112.5 million at September 30, 2025 and $79.7 million at December 31, 2024.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of September 30, 2025:

(Dollars in thousands)	September 30, 2025
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one but within five years	-	-	-	-
Due after five years but within ten years	-	-	-	-
Due after ten years	-	-	-	-
Residential mortgage-backed securities	85,506	85,774	38,578	38,856
Total	$85,506	$85,774	$38,578	$38,856

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

	September 30, 2025
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale securities:
Residential mortgage-backed securities	2	$2,126	$6	14	$30,729	$562	16	$32,855	$568
Available for sale securities with gross unrealized losses	2	2,126	6	14	30,729	562	16	32,855	568

Held to maturity securities:
Residential mortgage-backed securities	1	$-	$-	0	$4,827	$3	1	$4,827	$3
Held to maturity securities with gross unrealized losses	1	-	-	0	4,827	3	1	4,827	3

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale securities:
Residential mortgage-backed securities	16	$63,474	$1,445	6	$2,135	$254	22	$65,609	$1,699
Available for sale securities with gross unrealized losses	16	63,474	1,445	6	2,135	254	22	65,609	1,699

Held to maturity securities:
Residential mortgage-backed securities	1	$4,353	$15	6	$32,026	$208	7	$36,379	$223
Held to maturity securities with gross unrealized losses	1	4,353	15	6	32,026	208	7	36,379	223

Management believes the unrealized losses related to available for sale securities as of September 30, 2025 relate primarily to a continuation of the elevated market interest rate environment. In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred, and various industry analysis reports. There were no Company securities downgraded during each of the three- and nine-month periods ended September 30, 2025 or 2024. Management currently has no near-term intentions to sell the available for sale securities in an unrealized loss position, and management believes the unrealized losses are due to non-credit-related factors, including changes in market interest rates and other market factors, and therefore no allowance for credit losses was recorded related to available for sale securities as of September 30, 2025 or December 31, 2024.

Held to maturity Investment Grade CMO securities are evaluated for credit losses using the probability of default/loss model, and as of September 30, 2025 and December 31, 2024, no credit loss allowance was warranted related to these securities.

Note 3. Loans and Allowance for Credit Losses - Loans

Loans Held for Sale

Loans held for sale consisted of commercial real estate and commercial and industrial loans as of both September 30, 2025 and December 31, 2024. The balance of unguaranteed held for sale loans to be retained are reported as held for investment. The principal balances of loans held for sale are listed below as of the dates indicated:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Gross loan balances	$88,734	$41,752
Less: Unguaranteed portions to be retained	21,943	9,103
Amounts held for sale, net	$66,791	$32,649

Loans Held for Investment

The amortized cost of loans held for investment are listed below. In accordance with ASC 326, GBank has segregated its held for investment loan portfolio into segments characterized by similar risk characteristics, primarily the collateral supporting the loan, as reflected in the table below as of the dates indicated.

(Dollars in thousands)
	September 30, 2025	December 31, 2024
Commercial and industrial	$66,226	$64,000
Commercial real estate - non-owner occupied	743,084	630,551
Commercial real estate - owner occupied	97,396	88,802
Construction and land development	2,115	2,934
Multifamily	18,979	17,374
Single Family Sr. Lien	731	5,992
Single Family Jr. Lien	2,664	3,203
Single Family HELOC	433	1,389
Consumer	8,963	1,713
Loans, net	940,591	815,958
Allowance for credit losses	(10,577)	(9,114)
Loans, net of allowance	$930,014	$806,844

Accrued interest receivable is not included in the amortized cost basis of the Company’s loans. Accrued interest receivable for loans totaled $6.9 million and $6.7 million as of September 30, 2025 and December 31, 2024, respectively, and was reported in other assets on the Company’s consolidated balance sheets.

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

Deferred loan costs of $10.5 million and $8.2 million are included in the balance of net loans as of September 30, 2025 and December 31, 2024, respectively. Loan costs represent the costs incurred to originate the loans, net of fees paid by the borrower, which are measured and recorded at the date the loan is originated. Loan discount of $10.4 million and $8.9 million are included in the balance of net loans as of September 30, 2025 and December 31, 2024, respectively. The discount represents the discount on the retained portion of the government guaranteed loans and is measured at the date the guaranteed portion of the loan is sold, based on the relative fair value of the retained loan as calculated by an independent consulting firm. Loan costs and discount are amortized over the life of the loan and are recorded as an adjustment to interest income on the loan.

As of September 30, 2025 and December 31, 2024, Company loans with a carrying value of $648.7 million and $598.3 million, respectively, were pledged as collateral for potential borrowing purposes (see Note 7).

The portion of loans guaranteed by the U.S. government and held for investment totaled $193.7 million and $201.3 million as of September 30, 2025 and December 31, 2024, respectively, and are included in the commercial and industrial, commercial real estate - non-owner occupied, and commercial real estate - owner occupied loan segments.

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

	September 30, 2025
(Dollars in thousands)			Past Due 90		Total
	30-59 Days	60-89 Days	Days or More		Past Due and
	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total
Commercial and industrial	$-	$-	$-	$373	$373	$65,853	$66,226
Commercial real estate - non-owner occupied	3,372	-	-	32,174	35,546	707,538	743,084
Commercial real estate - owner occupied	-	-	-	2,061	2,061	95,335	97,396
Construction and land development	-	-	-	-	-	2,115	2,115
Multifamily	-	-	-	-	-	18,979	18,979
Single Family Sr. Lien	-	-	-	-	-	731	731
Single Family Jr. Lien	-	-	-	-	-	2,664	2,664
Single Family HELOC	-	-	-	-	-	433	433
Consumer	174	49	184	-	407	8,556	8,963
Total	$3,546	$49	$184	$34,608	$38,387	$902,204	$940,591

	December 31, 2024
(Dollars in thousands)			Past Due 90		Total
	30-59 Days	60-89 Days	Days or More		Past Due and
	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total
Commercial and industrial	$-	$-	$-	$787	$787	$63,213	$64,000
Commercial real estate - non-owner occupied	11,795	-	-	13,341	25,136	605,415	630,551
Commercial real estate - owner occupied	-	-	-	-	-	88,802	88,802
Construction and land development	-	-	-	-	-	2,934	2,934
Multifamily	-	-	-	-	-	17,374	17,374
Single Family Sr. Lien	-	-	-	-	-	5,992	5,992
Single Family Jr. Lien	-	-	-	-	-	3,203	3,203
Single Family HELOC	-	-	-	-	-	1,389	1,389
Consumer	18	15	40	-	73	1,640	1,713
Total	$11,813	$15	$40	$14,128	$25,996	$789,962	$815,958

There were no residential loans for which formal foreclosure proceedings were in place at September 30, 2025 or December 31, 2024.

Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due. No interest income was recognized on nonaccrual loans during the three or nine months ended September 30, 2025 or 2024.

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

The following tables present the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of September 30, 2025 and December 31, 2024. Current period originations may include modifications, extensions and renewals.

As of and for the nine months ended September 30, 2025	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
Commercial and industrial
Risk rating
Pass	$16,937	$10,155	$7,000	$5,669	$429	$2,021	$23,642	$65,853
Special mention	-	-	-	-	-	-	-	-
Substandard	-	24	349	-	-	-	-	373
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$16,937	$10,179	$7,349	$5,669	$429	$2,021	$23,642	$66,226
Current period gross charge offs	$124	$241	$116	$46	$-	$-	$-	$527
Commercial real estate - non-owner occupied
Risk rating
Pass	$137,288	$171,310	$148,868	$82,679	$57,392	$102,080	$-	$699,617
Special mention	-	766	-	387	238	6,607	-	7,998
Substandard	-	-	3,069	13,985	9,945	8,470	-	35,469
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$137,288	$172,076	$151,937	$97,051	$67,575	$117,157	$-	$743,084
Current period gross charge offs		$-	$-	$474	$642	$619	$-	$1,735
Commercial real estate - owner occupied
Risk rating
Pass	$29,134	$3,123	$9,467	$13,318	$18,585	$18,574	$-	$92,201
Special mention	-	-	3,134	-	-	-	-	3,134
Substandard	-	1,252	505	-	304	-	-	2,061
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$29,134	$4,375	$13,106	$13,318	$18,889	$18,574	$-	$97,396
Current period gross charge offs	$-	$138	$-	$-	$-	$-	$-	$138
Construction and land development
Risk rating
Pass	$1,725	$-	$-	$390	$-	$-	$-	$2,115
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$1,725	$-	$-	$390	$-	$-	$-	$2,115
Multifamily
Risk rating
Pass	$-	$-	$-	$-	$-	$18,979	$-	$18,979
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$18,979	$-	$18,979
Single family Sr. Lien
Risk rating
Pass	$-	$-	$-	$-	$-	$167	$564	$731
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$167	$564	$731
Single family Jr. Lien
Risk rating
Pass	$-	$-	$-	$2,500	$-	$-	$164	$2,664
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$2,500	$-	$-	$164	$2,664
Single family HELOC
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$433	$433
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$433	$433
Consumer
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$8,963	$8,963
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$8,963	$8,963
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$216	$216
Total Loans
Risk rating
Pass	$185,084	$184,588	$165,335	$104,556	$76,406	$141,821	$33,766	$891,556
Special mention	-	766	3,134	387	238	6,607	-	11,132
Substandard	-	1,276	3,923	13,985	9,945	8,470	-	37,903
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$185,084	$186,630	$172,392	$118,928	$86,589	$156,898	$33,766	$940,591

As of December 31, 2024	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
Commercial and industrial
Risk rating
Pass	$12,799	$7,856	$8,098	$653	$2,378	$297	$31,132	$63,213
Special mention	-	-	-	-	-	-	-	-
Substandard	-	465	322	-	-	-	-	787
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$12,799	$8,321	$8,420	$653	$2,378	$297	$31,132	$64,000
Commercial real estate - non-owner occupied
Risk rating
Pass	$169,036	$156,213	$92,786	$68,676	$39,739	$80,413	$-	$606,863
Special mention	-	-	-	4,256	-	3,904	-	8,160
Substandard	-	-	3,220	7,486	-	4,822	-	15,528
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$169,036	$156,213	$96,006	$80,418	$39,739	$89,139	$-	$630,551
Commercial real estate - owner occupied
Risk rating
Pass	$5,985	$13,526	$20,585	$27,111	$3,883	$17,712	$-	$88,802
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$5,985	$13,526	$20,585	$27,111	$3,883	$17,712	$-	$88,802
Construction and land development
Risk rating
Pass	$2,545	$389	$-	$-	$-	$-	$-	$2,934
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$2,545	$389	$-	$-	$-	$-	$-	$2,934
Multifamily
Risk rating
Pass	$-	$-	$-	$-	$7,266	$10,108	$-	$17,374
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$7,266	$10,108	$-	$17,374
Single family Sr. Lien
Risk rating
Pass	$-	$828	$-	$1,820	$-	$2,879	$465	$5,992
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$828	$-	$1,820	$-	$2,879	$465	$5,992
Single family Jr. Lien
Risk rating
Pass	$-	$-	$2,499	$-	$-	$700	$4	$3,203
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$2,499	$-	$-	$700	$4	$3,203
Single family HELOC
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$1,389	$1,389
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$1,389	$1,389
Consumer
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$1,713	$1,713
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$1,713	$1,713
Total Loans
Risk rating
Pass	$190,365	$178,812	$123,968	$98,260	$53,266	$112,109	$34,703	$791,483
Special mention	-	-	-	4,256	-	3,904	-	8,160
Substandard	-	465	3,542	7,486	-	4,822	-	16,315
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$190,365	$179,277	$127,510	$110,002	$53,266	$120,835	$34,703	$815,958

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

The following tables present the amortized cost basis of collateral-dependent loans by collateral type as of the dates indicated:

	Types of Collateral
September 30, 2025		Retail
(Dollars in thousands)		Shopping	Business
	Hotel / Motel	Center	Assets	Other	Total

Commercial and industrial	$24	$-	$-	$349	$373
Commercial real estate - non-owner occupied	28,510	75	3,589	-	32,174
Commercial real estate - owner occupied	809	-	-	1,252	2,061
	$29,343	$75	$3,589	$1,601	$34,608

	Types of Collateral
December 31, 2024		Retail
(Dollars in thousands)		Shopping	Business
	Hotel / Motel	Center	Assets	Other	Total

Commercial and industrial	$-	$-	$322	$465	$787
Commercial real estate - non-owner occupied	12,955	386	-	-	13,341
	$12,955	$386	$322	$465	$14,128

The following tables present the amortized cost basis of collateral-dependent loans by loan portfolio segment and the related allowance assigned as of the dates indicated:

September 30, 2025	Collateral Dependent Loans
(Dollars in thousands)	With a Related	Without a Related	Related
	Allowance	Allowance	Allowance

Commercial and industrial	$-	$373	$-
Commercial real estate - non-owner occupied	23,434	8,740	1,504
Commercial real estate - owner occupied	809	1,252	167

December 31, 2024	Collateral Dependent Loans
(Dollars in thousands)	With a Related	Without a Related	Related
	Allowance	Allowance	Allowance

Commercial and industrial	$787	$-	$153
Commercial real estate - non-owner occupied	11,752	1,589	1,283

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

The following tables present, by portfolio segment, the changes in the allowance for credit losses for the three- and six-month periods indicated:

	Allowance for Credit Losses
	Balance,				Balance,
(Dollars in thousands)	July 1,	Provision for	Amounts	Amounts	September 30,
	2025	Credit Losses	Charged Off	Recovered	2025

Commercial and industrial	$365	$381	$(365)	$-	$381
Commercial real estate - non-owner occupied	7,701	779	(199)	-	8,281
Commercial real estate - owner occupied	678	80	(137)	-	621
Construction and land development	100	56	-	-	156
Multifamily	60	(10)	-	-	50
Single Family Sr. Lien	4	(1)	-	-	3
Single Family Jr. Lien	7	(4)	-	-	3
Single Family HELOC	4	-	-	-	4
Consumer	286	926	(137)	3	1,078
	$9,205	$2,207	$(838)	$3	$10,577

	Allowance for Credit Losses
	Balance,				Balance,
(Dollars in thousands)	January 1,	Provision for	Amounts	Amounts	September 30,
	2025	Credit Losses	Charged Off	Recovered	2025

Commercial and industrial	$496	$412	$(527)	$-	$381
Commercial real estate - non-owner occupied	7,837	2,100	(1,735)	79	8,281
Commercial real estate - owner occupied	537	222	(138)	-	621
Construction and land development	49	107	-	-	156
Multifamily	39	11	-	-	50
Single Family Sr. Lien	33	(30)	-	-	3
Single Family Jr. Lien	14	(11)	-	-	3
Single Family HELOC	11	(7)	-	-	4
Consumer	98	1,192	(216)	4	1,078
	$9,114	$3,996	$(2,616)	$83	$10,577

	Allowance for Credit Losses
	Balance,				Balance,
(Dollars in thousands)	July 1,	Provision for	Amounts	Amounts	September 30,
	2024	Credit Losses	Charged Off	Recovered	2024

Commercial and industrial	$293	$166	$-	$-	$459
Commercial real estate - non-owner occupied	6,018	541	-	76	6,635
Commercial real estate - owner occupied	785	(198)	-	-	587
Construction and land development	49	8	-	-	57
Multifamily	55	(4)	-	-	51
Single Family Sr. Lien	41	(3)	-	-	38
Single Family Jr. Lien	21	(3)	-	-	18
Single Family HELOC	4	8	-	-	12
Consumer	76	55	(54)	-	77
	$7,342	$570	$(54)	$76	$7,934

	Allowance for Credit Losses
	Balance,				Balance,
(Dollars in thousands)	January 1,	Provision for	Amounts	Amounts	September 30,
	2024	Credit Losses	Charged Off	Recovered	2024

Commercial and industrial	$295	$164	$-	$-	$459
Commercial real estate - non-owner occupied	5,681	878	-	76	6,635
Commercial real estate - owner occupied	877	(290)	-	-	587
Construction and land development	13	44	-	-	57
Multifamily	102	(51)	-	-	51
Single Family Sr. Lien	41	(3)	-	-	38
Single Family Jr. Lien	33	(15)	-	-	18
Single Family HELOC	6	6	-	-	12
Consumer	40	120	(83)	-	77
	$7,088	$853	$(83)	$76	$7,934

The Company had gross loan charge offs of $2.6 million during the nine months ended September 30, 2025, comprised of (i) $527 thousand of commercial and industrial loans charged off, (ii) $1.7 million of commercial real estate - non-owner occupied loans charged off, (iii) $138 thousand of commercial real estate - owner occupied loans charged off, and (iv) $216 thousand of revolving consumer loans charged off. The Company had gross loan charge offs of $83 thousand attributable to revolving consumer loans during the nine months ended September 30, 2024.

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

The following table presents the amortized cost basis of loans held for investment that were modified during the period for borrowers experiencing financial difficulty by loan portfolio segment:

Amortized Cost Basis at June 30, 2025
(Dollars in thousands)						% of Total Class
	Term		Interest Rate	Payment		of Financing
	Extension		Reduction	Delay	Total	Receivable
Commercial real estate - non-owner occupied	$3,287	-	$-	$-	$3,287	0.4%

There were no modifications to borrowers experiencing financial difficulty for each of the three- and nine-month periods ended September 30, 2024.

The performance of these modified loans is monitored for twelve months following the modification. As of September 30, 2025, all modified loans were on nonaccrual status. No modified loans were outstanding as of December 31, 2024.

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

There were no sale and leaseback transactions or leveraged leases as of September 30, 2025 or December 31, 2024. There were no leases that had not commenced as of September 30, 2025. The Company entered into amendments for two leased locations during the nine months ended September 30, 2025 to extend the lease terms by five years.

Below is a summary of the operating lease right-of-use asset and related lease liability, as well as the weighted average lease term (in years), weighted average discount rate and total rent expense as of the dates and periods indicated.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Right-of-use asset	$5,516	$4,518
Lease liability	$5,942	$4,839
Weighted average remaining lease term (in years)	6.4	7.4
Weighted average discount rate (annualized)	6.94%	4.40%

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Rent expense	$220	$216	$656	$600
Cash paid for operating lease liabilities	$263	$260	$787	$780

At September 30, 2025, future minimum payments for operating leases are payable as follows:

(Dollars in thousands)
Years ending December 31:
2025	$251
2026	1,007
2027	1,037
2028	1,118
2029	1,129
2030	1,038
Thereafter	1,318
Total lease payments	$6,898
Less: imputed interest	(956)
Present value of lease liability	$5,942

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

The balance of loans owned by third parties that are being serviced by the Company was $969.5 million and $779.1 million as of September 30, 2025 and December 31, 2024, respectively.

The following table presents a reconciliation of loan servicing rights as of the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Balance, beginning of period	$8,976	$7,053
Additions - servicing rights related to loans sold	5,795	6,771
Reductions - write-off of servicing assets	-	(401)
Reductions - amortization and early payoff	(4,150)	(4,447)
Balance, end of period	$10,621	$8,976

In the event of an early repayment of a serviced loan, the unamortized balance of the loan servicing asset for that loan is charged off against loan servicing fee income.

The loan servicing asset was impacted by the write-off of certain servicing assets totaling $401 thousand relating to the repurchase of the guaranteed portions of previously sold SBA loans during the nine months ended September 30, 2024.

The aggregate balance of loan servicing rights is evaluated for impairment to ensure that the recorded balance is at the lower of amortized cost or fair value. There was no allowance for impairment recorded as of September 30, 2025 or December 31, 2024.

Note 6. Deposits

At September 30, 2025 and December 31, 2024, time deposits amounted to $519.1 million and $370.6 million, respectively. Interest expense on time deposits amounted to $5.1 million and $4.4 million for the three months ended September 30, 2025 and 2024, respectively. Interest expense on time deposit amounted to $14.2 million and $12.7 million for the nine months ended September 30, 2025 and 2024, respectively.

The scheduled maturities of time deposits at September 30, 2025, are as follows:

(Dollars in thousands)	Time Deposit Maturities
	Less Than $250,000	$250,000 or more
2025	$87,714	$20,604
2026	276,856	20,261
2027	56,634	3,955
2028	25,405	-
2029	21,383	-
Maturing thereafter	6,017	251
Total time deposits	$474,009	$45,071

GBank had $117.0 million of brokered certificates of deposit as of September 30, 2025, having terms between six months and five years. Comparatively, GBank had $79.3 million of brokered certificates of deposit as of December 31, 2024, having terms between thirteen months and five years.

The aggregate amount of demand deposit overdrafts that were reclassified as loans was $7 thousand at September 30, 2025, compared to $34 thousand as of December 31, 2024.

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

The Company recorded interest expense on subordinated debt issuances totaling $285 thousand for each of the three months ended September 30, 2025 and 2024, of which $287 thousand was accrued as of September 30, 2025, compared to $192 thousand accrued as of December 31, 2024. During the nine months ended September 30, 2025 and 2024 the Company recorded interest expense on subordinated debt issuances totaling $833 thousand and $857 thousand, respectively.

Lines of Credit

The Company has a line of credit available from the Federal Home Loan Bank of San Francisco (the “FHLB”). Pursuant to collateral agreements with the FHLB, the arrangement is collateralized by qualifying securities having a fair value of $79.1 million and pledged loans having a carrying value of $38.2 million at September 30, 2025. Comparatively, the arrangement was collateralized by qualifying securities having a fair value of $42.5 million and pledged loans having a carrying value of $41.0 million at December 31, 2024.

The unused borrowing capacity at September 30, 2025 and December 31, 2024 with the FHLB, as collateralized by qualifying securities and pledged loans, was $101.9 million and $85.0 million, respectively. No draws have been made on the line, and the balance was zero at each of September 30, 2025 and December 31, 2024.

The Company also has unsecured lines of credit with other correspondent banks totaling $40.0 million at September 30, 2025. No draws have been made on these lines of credit and no balances were outstanding as of September 30, 2025 and December 31, 2024.

Other Borrowing Arrangements

GBank is approved to pledge loans as collateral under the Federal Reserve Bank of San Francisco’s Borrower-In-Custody (“BIC”) Program. As of September 30, 2025, the Company had pledged loans and investment securities with an approximate carrying value of $642.8 million to the BIC Program and had unused borrowing capacity of $361.9 million. Comparatively, the Company had pledged loans and investment securities with an approximate carrying value of $590.5 million to the BIC Program and had unused borrowing capacity of $362.6 million at December 31, 2024.

The Company had no short-term borrowings outstanding at each of September 30, 2025 or December 31, 2024.

Note 8. Stockholders' Equity and Earnings Per Share

Authorized Shares

The Company is authorized to issue three classes of shares: preferred stock, voting common stock, and nonvoting common stock. The Company had no preferred shares outstanding as of September 30, 2025 or December 31, 2024. The Company’s non-voting common stock and voting common stock share equally in dividends and residual net assets on a per share basis, and have identical rights and privileges, with the exception of voting rights. As of September 30, 2025 and December 31, 2024, the Company had 231,508 shares of nonvoting common stock issued and outstanding relating to the acquisition of a nonvoting equity interest in BankCard Services LLC ("BCS") during the second quarter of 2024. Earnings per share amounts, as well as the balance of common stock issued and outstanding on the consolidated balance sheets, reflect both voting and nonvoting common shares.

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

The computation of earnings per share is provided in the table below for the three- and nine-month periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income available to common shareholders	$4,308	$5,015	$13,533	$13,392
Weighted average shares outstanding (basic)	14,280,165	13,066,656	14,269,955	12,896,611
Effect of dilutive stock options	118,394	59,093	115,667	94,507
Effect of dilutive restricted stock	126,863	110,186	124,334	83,664
Weighted average shares outstanding (diluted)	14,525,422	13,235,935	14,509,956	13,074,782
Basic earnings per share	$0.30	$0.38	$0.95	$1.04
Diluted earnings per share	$0.30	$0.38	$0.93	$1.02
Anti-dilutive stock options excluded from
the computation of earnings per share	40,000	-	40,000	-

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

As of September 30, 2025 and December 31, 2024, the Company and GBank were in compliance with the CBLR requirements. The table below presents a summary of the main components and requirements of the CBLR:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Bank Tier 1 Capital Leverage Ratio	13.72%	12.90%
Average Total Consolidated Assets	$1,244,916	$1,076,785
Off-Balance-Sheet Exposures	$99,593	$58,210
Ratio of Off-Balance-Sheet Exposures to Total Assets	7.68%	5.20%
Trading Assets	None	None
Advances Approaching Banking Organization	No	No

Actual and required capital amounts and ratios for GBank, on a bank-only basis, are presented in the table below as of the dates indicated.

	Actual		Required for Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2025
Community Bank Leverage Ratio	$170,851	13.72%	$112,042	9.00%

December 31, 2024
Community Bank Leverage Ratio	$138,941	12.90%	$96,911	9.00%

Additionally, State of Nevada banking regulations restrict distribution of the net assets of the Company. These regulations require the sum of the Company’s stockholders’ equity and allowance for credit losses to be at least six percent of the average of the Company’s total daily deposit liabilities for the preceding sixty days. As a result of these regulations, $62.8 million and $53.9 million of the Company’s stockholders’ equity was restricted as of September 30, 2025 and December 31, 2024, respectively.

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

A summary of the contractual amounts of the Company’s exposure to off-balance-sheet risk is as follows as of the dates indicated:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit (1)	$98,796	$57,413
Standby letters of credit (2)	797	797
	$99,593	$58,210

(1)
Includes unsecured commitments of $1.4 million and $3.0 million as of September 30, 2025 and December 31, 2024, respectively.
(2)
Includes cash secured standby letters of credit of $797 thousand as of both September 30, 2025 and December 31, 2024.

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

GBank calculates estimated credit losses for off-balance-sheet credit exposures which are not unconditionally cancellable on a collective (pool) basis, with these pools mirroring the segments used for the calculation of the allowance for credit losses for loans, as these unfunded commitments share similar risk characteristics with the loan portfolio segments. The allowance for credit losses related to off-balance-sheet commitments was $109 thousand and $73 thousand as of September 30, 2025 and December 31, 2024, respectively, and is recorded in other liabilities on the consolidated balance sheets. The provision for credit losses related to off-balance-sheet commitments was $12 thousand and $8 thousand for the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the provision for credit losses related to off-balance-sheet commitments was $36 and $40 thousand, respectively. The provision for credit losses related to off-balance-sheet commitments is recorded within the provision for credit losses on the consolidated statements of income.

Financial Instruments with Concentrations of Credit Risk

The Company’s loan portfolio is concentrated in commercial real estate loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 80%. Commercial real estate loans accounted for 89% and 88% of total loans at September 30, 2025 and December 31, 2024, respectively. No other loan classification exceeded 10% of the loan portfolio at September 30, 2025 or December 31, 2024.

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers in its local market area of Nevada, California, Utah, and Arizona, and to customers located throughout the United States through the Company’s nationwide government guaranteed loan programs.

Loans secured by commercial real estate, residential real estate, or other property are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers. Unsecured loans accounted for less than 1% of total gross loans at September 30, 2025 and December 31, 2024.

At September 30, 2025, the Company’s loan portfolio included loans and loan commitments in forty states. The following table sets forth the dispersion of loan principal balances and related commitments (undisbursed loan proceeds) for the states having at least five percent of the total loan principal balances and commitments outstanding:

(Dollars in thousands)	September 30, 2025
	Amounts	Percentage
Nevada	$245,545	22.40%
North Carolina	159,718	14.57%
Ohio	79,191	7.22%
California	57,502	5.24%
Illinois	72,693	6.63%
Indiana	60,870	5.55%
Other	420,884	38.39%
Total Loan Commitments	$1,096,403	100.00%

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

Other Commitments

During the second quarter of 2022, the Company entered into a Limited Partnership Agreement with a venture capital fund under which the Company has committed up to $2.0 million in capital contributions to the partnership. The Company is a limited partner of the partnership with no controlling financial interests. Capital contributions are expected to be made through 2027. The Company had made capital contributions to the venture capital fund totaling $1.1 million and $660 thousand as of September 30, 2025 and December 31, 2024, respectively, with this balance included in other assets on the consolidated balance sheets.

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

There were no transfers between Levels 1, 2, and 3 during the nine months ended September 30, 2025 or the year ended December 31, 2024.

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

The table below presents the balance of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

Fair Value Measurements at September 30, 2025 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale debt securities:
Residential mortgage-backed securities	$85,774	$-	$85,774	$-

Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale debt securities:
Residential mortgage-backed securities	$65,609	$-	$65,609	$-

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Individually Evaluated Loans, Net of Allowance for Credit Losses - Individually evaluated loans, net of allowance for credit losses, are valued based on the fair value of the loan’s collateral, generally determined based upon independent third-party appraisals of the properties. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. As of September 30, 2025, the balance of individually evaluated loans, net of allowance for credit losses of $22.6 million was comprised of commercial real estate - non-owner occupied and commercial real estate - owner occupied loans. As of December 31, 2024, the balance of individually evaluated loans, net of allowance for credit losses of $11.1 million was comprised of commercial and industrial loans and commercial real estate - non-owner occupied loans.

Other real estate owned - The fair value of other real estate owned is determined using independent appraisal values less estimated cost to sell.

The table below presents the balance of financial assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of the dates indicated:

		Fair Value Measurements at September 30, 2025 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Commercial real estate - non-owner occupied	$21,931	$-	$-	$21,931
Commercial real estate - owner occupied	641	-	-	641
Other real estate owned	2,684	-	-	2,684

		Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Commercial and industrial	$634	$-	$-	$634
Commercial real estate - non-owner occupied	10,468	-	-	10,468

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value as of the dates indicated.

(Dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
September 30, 2025	Estimate	Technique	Input	Range	Average
Assets:
Individually evaluated loans:
Commercial real estate - non-owner occupied	$21,931	Appraisal (1)	Appraisal adjustments (2)	28%-54%	43%
Commercial real estate - owner occupied	641	Appraisal (1)	Appraisal adjustments (2)	36%-67%	40%
Other real estate owned	2,684	Appraisal (1)	Appraisal adjustments (2)	11%-21%	13%

(Dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
December 31, 2024	Estimate	Technique	Input	Range	Average
Assets:
Individually evaluated loans:
Commercial and industrial	$634	Appraisal (1)	Appraisal adjustments (2)	43%-43%	43%
Commercial real estate - non-owner occupied	10,468	Appraisal (1)	Appraisal adjustments (2)	21%-59%	43%

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

Carrying amounts and estimated fair values of financial instruments were as follows as of the dates indicated:

		September 30, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Amount	Fair Value	Amount	Fair Value
Financial instruments - assets
Cash and due from banks	1	$4,988	$4,988	$9,262	$9,262
Interest-bearing deposits with other financial institutions	1	98,402	98,402	114,860	114,860
Investment securities available for sale	2	85,774	85,774	65,609	65,609
Investment securities held to maturity	2	38,578	38,856	40,569	40,392
Loans held for sale	3	66,791	68,955	32,649	33,930
Loans, net	3	930,014	936,449	806,844	812,674
Loan servicing assets	3	10,621	18,395	8,976	15,546
Federal Home Loan Bank stock	2	5,513	5,513	4,652	4,652
Accrued interest receivable	2	7,606	7,606	7,184	7,184
Financial instruments - liabilities
Deposits	2	1,092,177	1,057,184	935,080	899,360
Subordinated debt	2	26,144	25,604	26,088	24,830
Accrued interest payable	2	2,361	2,361	3,063	3,063

Note 12. Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the Company’s CODM in deciding how to allocate resources and assess performance. GBank’s CODM is Edward M. Nigro, CEO and Executive Chairman. The Company’s CODM monitors the revenue streams and significant expenses of its various products and services, as well as budget to actual results, in assessing the Company’s segments. The evaluation of significant expenses include salaries and employee benefits, data processing, occupancy, and legal and professional fees. Overall, operations are managed, and financial performance is evaluated, on a Company-wide basis using the Company’s consolidated net income to monitor actual results versus budget, in competitive analyses by benchmarking to the Company’s peers, and in decision making pertaining to executive compensation levels, new product decisions, expansion plans, and capital expenditure spending. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable segment.

The following table presents certain information reviewed by management for the three- and nine-month periods presented:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net interest income	$12,998	$12,259	$37,280	$34,410
Provision for credit losses	2,219	578	4,032	893
Noninterest income	7,177	3,902	18,023	10,474
Noninterest expense	12,317	9,055	33,619	26,564
Provision for income taxes	1,282	1,513	3,992	4,035
Net loss attributable to equity investment	(49)	-	(127)	-
Net income	4,308	5,015	13,533	13,392

Total Assets	$1,301,378	$1,048,002	$1,301,378	$1,048,002

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

Recent Events

On July 4, 2025, new federal tax legislation was signed into law. The legislation includes a range of tax reform measures, including the extension and modification of certain provisions originally enacted under the Tax Cuts and Jobs Act. Key changes include the restoration of 100% bonus depreciation, immediate expensing for domestic research and development expenditures, and modifications to international tax rules. The impact of this legislation is not expected to be material to the Company’s consolidated financial position and results of operations for the year ending December 31, 2025.

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

The following table presents a summary of the Company's earnings and selected performance ratios for the three- and nine-month periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Net Income	$4,308	$5,015	$13,533	$13,392
Diluted Earnings Per Share	$0.30	$0.38	$0.93	$1.02
Return on Average Assets	1.37%	1.96%	1.52%	1.82%
Return on Average Equity	10.89%	17.29%	12.00%	16.58%
Net Interest Margin (annualized)	4.35%	5.00%	4.37%	4.89%
Non-Performing Assets to Total Assets	2.88%	0.52%	2.88%	0.52%
Net Charge-Off (Recoveries) to Average Loans (annualized)	0.35%	-0.01%	0.37%	0.00%

Financial highlights for the three months ended September 30, 2025 are presented below:

•
Net income of $4.3 million and diluted earnings per share of $0.30, compared to $5.0 million and diluted earnings per share of $0.38 for the third quarter of 2024.
•
Loan growth of 15% since December 31, 2024.
•
Principal balances of loans sold of $110.8 million compared to principal balances of loans sold of $71.4 million of during the three months ended September 30, 2024.
•
Net interchange fees of $2.4 million compared to $284 thousand during the third quarter of 2024.
•
On-balance sheet guaranteed loans totaled $260.5 million as of September 30, 2025 compared to $233.9 million at December 31, 2024.
•
Non-performing assets of $37.5 million at September 30, 2025 representing 2.88% of total assets compared to $14.2 million of non-performing assets at December 31, 2024, representing 1.26% of total assets.

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

Average balances, interest income or expense, and the interest yield or rate for the Company’s interest-sensitive assets and liabilities are presented in the tables below for the three- and nine-month periods presented. Average balances are calculated on a daily basis. The Company had no tax equivalent adjustments for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended
	September 30, 2025			September 30, 2024
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate(2)	Balance	Interest	Rate(2)
ASSETS:
Interest Bearing Deposits With Banks	$97,822	$1,160	4.70%	$94,147	$1,367	5.78%
Investment Securities:
Taxable	122,158	1,421	4.62%	72,705	924	5.06%
Loans, Net (1)	960,679	18,919	7.81%	804,824	17,347	8.57%
Federal Home Loan Bank Stock	5,513	122	8.78%	4,652	102	8.72%
Total Earning Assets	1,186,172	21,622	7.23%	976,328	19,740	8.04%

Cash and Due From Banks	7,050			5,997
Other Assets	54,801			37,330
Total Assets	1,248,023			1,019,655

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing Demand	$60,404	320	2.10%	$66,317	420	2.52%
Money Market and Savings	307,322	2,938	3.79%	237,142	2,405	4.03%
Certificates of Deposit	456,611	5,081	4.41%	332,204	4,369	5.23%
Total Interest-Bearing Deposits	824,337	8,339	4.01%	635,663	7,194	4.50%

Short-Term Borrowings	-	-	0.00%	125	2	6.37%
Subordinated Debt	26,132	285	4.33%	26,057	285	4.35%
Total Interest-Bearing Liabilities	850,469	8,624	4.02%	661,845	7,481	4.50%

Noninterest-bearing Deposits	217,547			221,121
Other Liabilities	23,115			21,270
Shareholders' Equity	156,892			115,419
Total Liabilities & Shareholders' Equity	$1,248,023			$1,019,655

Net Interest Income		$12,998			$12,259

Total Yield on Earning Assets			7.23%			8.04%
Cost on Interest-Bearing Liabilities			4.02%			4.50%
Average Interest Spread			3.21%			3.54%
Net Interest Margin			4.35%			5.00%

(1)
For the three months ended September 30, 2025 and 2024, the average balance of loans, net includes average non-accrual loan balances of $30.5 million and $5.6 million, respectively.
(2)
Annualized on an actual/actual basis.

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate(2)	Balance	Interest	Rate(2)
ASSETS:
Interest Bearing Deposits With Banks	$105,457	$3,718	4.71%	$80,155	$3,505	5.84%
Investment Securities:
Taxable	115,815	4,117	4.75%	81,463	2,806	4.60%
Loans, Net(1)	913,143	53,413	7.82%	774,154	49,036	8.46%
Federal Home Loan Bank Stock	5,179	338	8.73%	4,094	272	8.87%
Total Earning Assets	1,139,594	61,586	7.23%	939,866	55,619	7.90%

Cash and Due From Banks	6,686			6,078
Other Assets	45,348			34,854
Total Assets	1,191,628			980,798

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing Demand	$62,120	991	2.13%	$66,219	1,208	2.44%
Money Market and Savings	291,899	8,279	3.79%	213,618	6,302	3.94%
Certificates of Deposit	419,011	14,203	4.53%	323,929	12,730	5.25%
Total Interest-Bearing Deposits	773,030	23,473	4.06%	603,766	20,240	4.48%

Short-Term Borrowings	-	-	0.00%	2,732	112	5.48%
Subordinated Debt	26,113	833	4.26%	26,040	857	4.40%
Total Interest-Bearing Liabilities	799,143	24,306	4.07%	632,538	21,209	4.48%

Noninterest-bearing Deposits	219,869			220,911
Other Liabilities	21,897			19,380
Shareholders' Equity	150,719			107,969
Total Liabilities & Shareholders' Equity	$1,191,628			$980,798

Net Interest Income		$37,280			$34,410

Total Yield on Earning Assets			7.23%			7.90%
Cost on Interest-Bearing Liabilities			4.07%			4.48%
Average Interest Spread			3.16%			3.42%
Net Interest Margin			4.37%			4.89%

(1)
For the nine months ended September 30, 2025 and 2024, the average balance of loans, net includes average non-accrual loan balances of $22.9 million and $5.2 million, respectively.
(2)
Annualized on an actual/actual basis.

The following table presents the effects of changing rates and volumes on net interest income for the three- and nine-month periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to volume.

	Three Months Ended			Nine Months Ended
	September 30, 2025 vs. September 30, 2024			September 30, 2025 vs. September 30, 2024
	Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Deposits With Banks	$53	$(260)	$(207)	$1,106	$(893)	$213
Investment Securities:
Taxable	628	(131)	497	1,183	128	1,311
Loans, Net	3,359	(1,787)	1,572	8,804	(4,427)	4,377
Federal Home Loan Bank Stock	19	1	20	72	(6)	66
Total Interest Income	4,059	(2,177)	1,882	11,165	(5,198)	5,967

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest-bearing Demand	(37)	(63)	(100)	(75)	(142)	(217)
Money Market and Savings	712	(179)	533	2,309	(332)	1,977
Certificates of Deposit	1,636	(924)	712	3,737	(2,264)	1,473
Total Interest-Bearing Deposits	2,311	(1,166)	1,145	5,971	(2,738)	3,233

Short-Term Borrowings	(2)	-	(2)	(112)	-	(112)
Subordinated Debt	1	(1)	-	2	(26)	(24)
Total Interest Expense	2,310	(1,167)	1,143	5,861	(2,764)	3,097

NET INTEREST INCOME	$1,749	$(1,010)	$739	$5,304	$(2,434)	$2,870

For the nine months ended September 30, 2025, interest income was $61.6 million, an increase of $6.0 million compared to $55.6 million for the nine months ended September 30, 2024. For the three months ended September 30, 2025, interest income was $21.6 million, an increase of $1.9 million compared to $19.7 million for the three months ended September 30, 2024. The increases in interest income when comparing the three- and nine-month periods ended September 30, 2025 to the same periods in 2024 are primarily due to increases in average interest-earning assets, partially offset by yield reductions on adjustable-rate loans, securities, and other liquid assets as a result of the 100 basis point decrease in the target federal funds rate by the Federal Reserve during the second half of 2024.

Interest expense was $24.3 million for the nine months ended September 30, 2025, an increase of $3.1 million compared to $21.2 million for the nine months ended September 30, 2024. Interest expense was $8.6 million for the three months ended September 30, 2025, an increase of $1.1 million compared to $7.5 million for the three months ended September 30, 2024. The increase in interest expense when comparing the three and nine months ended September 30, 2025 to the same periods in 2024 was driven by increases in average interest-bearing liabilities to fund asset growth.

For the nine months ended September 30, 2025, the Company's net interest margin decreased to 4.37%, compared to 4.89% for the nine months ended September 30, 2024. For the third quarter of 2025, the Company’s net interest margin decreased to 4.35%, compared to 5.00% for the third quarter of 2024. The decrease in net interest margin for the three and nine months ended September 30, 2025 when compared to the same periods in 2024 is reflective of the lower market interest rate environment as explained in the above paragraphs.

Provision for Credit Losses

The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans and unfunded loan commitments. The provision is equal to the amount required to maintain the ACL at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan portfolio based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three and nine months ended September 30, 2025, the Company recorded a provision for credit losses of $2.2 million and $4.0 million, respectively, compared to $570 thousand and $853 thousand for the three and nine months ended September 30, 2024, respectively. The provision for credit losses for the three and nine months ended September 30, 2025 is primarily reflective of net charge-offs of $836 thousand and $2.5 million, respectively, and non-guaranteed loan growth.

Noninterest Income

The following table presents the components of total noninterest income.

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Gain on sale of loans	$3,592	$2,838	$754	26.6
Loan servicing income	762	566	196	34.6
Service charges and fees	60	48	12	25.0
Net interchange fees	2,406	284	2,122	747.2
Other income	357	166	191	115.1
Total Noninterest Income	$7,177	$3,902	$3,275	83.9

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Gain on sale of loans	$8,722	$8,084	$638	7.9
Loan servicing income	2,215	1,160	1,055	90.9
Service charges and fees	171	130	41	31.5
Net interchange fees	5,944	451	5,493	1,218.0
Other income	971	649	322	49.6
Total Noninterest Income	$18,023	$10,474	$7,549	72.1

For the three months ended September 30, 2025, noninterest income totaled $7.2 million compared to noninterest income $3.9 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, noninterest income totaled $18.0 million compared to noninterest income $10.5 million for the nine months ended September 30, 2024.

Gain on sale of loans totaled $3.6 million for the third quarter of 2025 compared to $2.8 million for the third quarter of 2024. Gain on sale of loans totaled $8.7 million for the nine months ended September 30, 2025 compared to $8.1 million for the same period in 2024. The increase in gain on sale of loans for the three- and nine-month periods ended September 30, 2025 was due to higher volumes of loans sold, partially offset by less favorable secondary market pricing, during the three and nine months ended September 30, 2025 when compared to the same period of 2024.

Net interchange fees totaled $2.4 million for the three months ended September 30, 2025 compared to $284 thousand for the three months ended September 30, 2024. Net interchange fees totaled $5.9 million for the nine months ended September 30, 2025, compared to $451 thousand for the same period in 2024. The increase in net interchange fees when comparing the three months and nine months ended September 30, 2025 to the same periods in 2024 was attributable to transaction volume growth within GBank’s Visa Signature® Card product.

Loan servicing income increased $196 thousand from $566 thousand for the three months ended September 30, 2024 to $762 thousand for the three months ended September 30, 2025. Loan servicing income increased $1.1 million from $1.2 million for the nine months ended September 30, 2024 to $2.2 million for the nine months ended September 30, 2025. The increase in loan servicing income when comparing the three and nine months ended September 30, 2025 to the same periods in 2024 was the result of both (i) higher average balances of loans serviced by GBank during 2025, and (ii) the first quarter of 2024 reflecting loan servicing asset writeoffs of $401 thousand due to the repurchase of the guaranteed portion of previously sold SBA loans.

Noninterest Expense

The following tables present the components of total noninterest expense.

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits	$6,589	$5,495	$1,094	19.9
Data processing	1,637	930	707	76.0
Occupancy expense	418	404	14	3.5
Legal and professional fees	644	424	220	51.9
Loan related costs	576	443	133	30.0
Audits and exams	262	224	38	17.0
Advertising and marketing	1,141	135	1,006	745.2
FDIC insurance	134	111	23	20.7
Other	916	889	27	3.0
Total Noninterest Expense	$12,317	$9,055	$3,262	36.0

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits	$19,224	$16,537	$2,687	16.2
Data processing	4,375	2,470	1,905	77.1
Occupancy expense	1,210	1,269	(59)	(4.6)
Legal and professional fees	1,915	1,571	344	21.9
Loan related costs	1,290	1,278	12	0.9
Audits and exams	1,157	462	695	150.4
Advertising and marketing	1,876	391	1,485	379.8
FDIC insurance	385	336	49	14.6
Other	2,187	2,251	(64)	(2.8)
Total Noninterest Expense	$33,619	$26,565	$7,054	26.6

For the three months ended September 30, 2025, noninterest expense increased 36% to $12.3 million, compared to $9.1 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, noninterest expense increased 27% to $33.6 million, compared to $26.6 million for the nine months ended September 30, 2024.

Salaries and employee benefits expense totaled $6.6 million for the three months ended September 30, 2025, an increase of $1.1 million or 20% when compared to $5.5 million for the third quarter of 2024. Salaries and benefits expense totaled $19.2 million for the nine months ended September 30, 2025, an increase of $2.7 million or 16% when compared to $16.5 million for the nine months ended September 30, 2024. These increases are attributable to both (i) increases in employee salaries and benefits expenses resulting from an increase in full-time equivalent employees from 159 at September 30, 2024 to 187 at September 30, 2025, (ii) non-recurring severance, benefits, and stock compensation expenses totaling $900 thousand associated with the resignation of the Company's CEO during the third quarter of 2025 as previously reported on Form 8-K with the Securities and Exchange Commission on September 3, 2025, and (iii) higher stock-based compensation expense due to increases in grant date fair value of recent stock awards.

Data processing expense increased $707 thousand, or 76%, from $930 thousand for the three months ended September 30, 2024 to $1.6 million for the three months ended September 30, 2025. Data processing expense increased $1.9 million, or 77%, from $2.5 million for the nine months ended September 30, 2024 to $4.4 million for the nine months ended September 30, 2025. The year over year increases were due to both (i) higher costs from transactional-based charges given the volume increases in loans and deposits over the last twelve months, and (ii) investments to enhance data management and security capabilities responsive to both the larger company profile and the increasing complexity of information technology management.

Audits and exams expense totaled $262 thousand for the three months ended September 30, 2025, an increase of $38 thousand when compared to $224 thousand for the third quarter of 2024. Audits and exams expense totaled $1.2 million for the nine months ended September 30, 2025, an increase of $695 thousand when compared to $462 thousand during the same period of 2024. The increases in audits and exams expense reflects certain non-recurring professional, legal and audit fees associated with the preparation of filings made with the U.S. Securities and Exchange Commission for the registration of its shares of common stock and listing on the Nasdaq Capital Market, which totaled $30 thousand and $1.1 million for the three and nine months ended September 30, 2025, respectively.

Advertising and marketing expense increased $1.0 million to $1.1 million during the third quarter of 2025, compared to $135 thousand during the third quarter of 2025. Advertising and marketing expense increased $1.5 million to $1.9 million during the nine months ended September 30, 2025, compared to $391 thousand during the same period in 2024. The increase in advertising and marketing expense was largely attributable to one-time promotional expenses totaling $728 thousand related to an early generation third party non-gaming credit card marketing agreement that was terminated during the third quarter of 2025.

Income Taxes

Income tax expense was $1.3 million for the three months ended September 30, 2025, a decrease of 15% or $231 thousand compared to $1.5 million for the three months ended September 30, 2024. Income tax expense was $4.0 million for each of the nine months ended September 30, 2025 and 2024. The decrease in income tax expense during the three months ended September 30, 2025 was primarily due to lower pre-tax earnings.

The effective tax rate for the three and nine months ended September 30, 2025 was 22.7% and 22.6%, respectively compared to 23.2% for each of the three and nine months ended September 30, 2024, respectively. The fluctuations in the effective tax rate are largely driven by the timing and volume of certain stock-based compensation transactions resulting in tax benefits to the Company, as well as the timing and volume of state tax adjustments.

Comparison of Financial Condition – September 30, 2025 and December 31, 2024

Total Assets

Total assets increased 16% to $1.3 billion at September 30, 2025 compared to $1.1 billion at December 31, 2024, primarily due to increases in net loans of $124.6 million, $34.1 million in loans held for sale, and $15.5 million in bank owned life insurance related to a bank owned life insurance investment of $15 million during the third quarter of 2025.

Cash and Cash Equivalents

Cash and cash equivalents decreased 17% from $124.1 million at December 31, 2024 to $103.4 million at September 30, 2025 as cash outflows to fund loan growth more than offset cash inflows from deposit growth during the first nine months of 2025.

Investments

The Company maintains an investment security portfolio to generate income through interest and potential sales, manage liquidity for funding needs, support interest rate risk management, and meet regulatory requirements for high-quality liquid assets.

The investment security portfolio is comprised of held to maturity securities recorded at amortized cost and available for sale securities recorded at fair value. Held to maturity securities decreased $2.0 million to $38.6 million as of September 30, 2025, compared to $40.6 million as of December 31, 2024. Available for sale securities increased $20.2 million from $65.6 million at December 31, 2024 to $85.8 million at September 30, 2025.

The following table presents the maturity composition and the weighted average yields of the investment portfolio as of September 30, 2025. Mortgage-backed security maturities are based on paydown trends in the most recent three-month period. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted-average yield is calculated based on the amortized cost of each security.

Maturing
(Dollars in thousands)	One Year		After One Year		After Five Years		After
	or Less		Through Five Years		Through Ten Years		Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
As of September 30, 2025	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities, at fair value:
Residential mortgage-backed securities	$2,047	-2.74%	$28,859	5.10%	$42,234	4.48%	$12,634	4.50%
Held to maturity securities, at amortized cost:
Residential mortgage-backed securities	$872	7.35%	$2,258	5.54%	$35,448	5.00%	$-	0.00%

Loans

Total loans, net of deferred loan costs and unamortized discounts, increased 15% to $940.6 million at September 30, 2025, compared to $816.0 million at December 31, 2024. Loan originations, including government guaranteed and non-guaranteed commercial loans, totaled $535.7 million during the first nine months of 2025, compared to $419.9 million for the same period in 2024.

The following table presents the ending balance of loans outstanding, by type, as of the dates indicated.

	September 30, 2025		December 31, 2024
(Dollars in thousands)		Percent of		Percent of
	Balance	Total Loans	Balance	Total Loans
Commercial and industrial	$66,226	7.0%	$64,000	7.8%
Commercial real estate - non-owner occupied	743,084	79.0	630,551	77.3
Commercial real estate - owner occupied	97,396	10.4	88,802	10.9
Construction and land development	2,115	0.2	2,934	0.4
Multifamily	18,979	2.0	17,374	2.1
Single Family Sr. Lien	731	0.1	5,992	0.7
Single Family Jr. Lien	2,664	0.3	3,203	0.4
Single Family HELOC	433	0.0	1,389	0.2
Consumer	8,963	1.1	1,713	0.2
Loans, net	940,591	100.1%	815,958	100.0%
Allowance for credit losses	(10,577)		(9,114)
Loans, net of allowance	$930,014		$806,844

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

The process for evaluating, approving, and submitting repurchase packages to the SBA was consistent with SOP 50 57 (3) and Section 7.6 of the Secondary Participation Guaranty Agreement. Updated financials from each borrower were reviewed to assess the viability of the business before preparing an interest rate modification document. Once the interest rate modification was approved internally, GBank sought approval for modifications, and submitted requests to the SBA to repurchase these SBA loans. According to the SOP, SBA shall review the repurchase request package, and based on the financial and other information provided determine whether an emergency repurchase of the SBA loan is appropriate for that specific borrower. This activity resulted in the repurchase of $106.1 million of United States government guaranteed loan balances within the commercial and industrial and commercial real estate segments during the year ended December 31, 2023. This program continued through the end of the first quarter of 2024, during which $44.2 million of the guaranteed portion of previously sold loans were repurchased. The balance of guaranteed loans at September 30, 2025 was $260.5 million, representing 20.6% of loans. Comparatively, at December 31, 2024, the Company had $233.9 million of guaranteed loan balances representing 24.7% of loans. Given the stabilization of the interest rate environment the Company is not anticipating any material repurchases in the foreseeable future.

Net deferred loan costs totaled $10.5 million at September 30, 2025 and $8.2 million at December 31, 2024. Net deferred loan costs represent the costs incurred to originate loans, net of fees paid by the borrower, which are measured and recorded at the date the loan is originated. Unamortized discount totaled $10.4 million at September 30, 2025 and $8.9 million at December 31, 2024. The unamortized discount relates to the retained portion of government guaranteed loans and is based on the relative fair value of the retained loan as calculated by an independent consulting firm. Loan costs and discount are amortized over the life of the loan and are recorded as an adjustment to interest income on the loan.

Loans held for sale totaled $66.8 million at September 30, 2025 and consisted of commercial real estate – non-owner occupied, commercial real estate – owner occupied, and commercial and industrial loans. Loans held for sale totaled $32.6 million at December 31, 2024 and consisted of commercial real estate – non-owner occupied, commercial real estate – owner occupied, and commercial and industrial loans. The balance of unguaranteed portions to be retained are reported as held for investment.

The following table sets forth the dispersion of loan principal balances with amounts and the percentage of the total balances in the states with five percent of total loans as of September 30, 2025:

(Dollars in thousands)	September 30, 2025
	Amounts	Percentage
Nevada	$182,670	19.42%
North Carolina	149,321	15.88%
Ohio	61,536	6.54%
Illinois	61,100	6.50%
Indiana	52,108	5.54%
Texas	48,390	5.14%
Other	385,466	40.98%
	$940,591	100.00%

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

The following table presents the allowance for credit loss as a percentage of total loans as of the dates indicated:

(In Thousands)
As of September 30, 2025	Total ACL - Loans	Total Loans	% of Total Loans Outstanding	Allowance as a % of Loan Category
Commercial and industrial	$381	$66,226	7.0%	0.6%
Commercial real estate - non-owner occupied	8,281	743,084	79.0	1.1
Commercial real estate - owner occupied	621	97,396	10.4	0.6
Construction and land development	156	2,115	0.2	7.4
Multifamily	50	18,979	2.0	0.3
Single Family Sr Lien	3	731	0.1	0.4
Single Family Jr Lien	3	2,664	0.3	0.1
Single Family HELOC	4	433	0.0	0.9
Consumer	1,078	8,963	1.0	12.0
Total	$10,577	$940,591	100.0%	1.1%

(In Thousands)
As of December 31, 2024	Total ACL - Loans	Total Loans	% of Total Loans Outstanding	Allowance as a % of Loan Category
Commercial and industrial	$496	$64,000	7.8%	0.8%
Commercial real estate - non-owner occupied	7,837	630,551	77.3	1.2
Commercial real estate - owner occupied	537	88,802	10.9	0.6
Construction and land development	49	2,934	0.4	1.7
Multifamily	39	17,374	2.1	0.2
Single Family Sr Lien	33	5,992	0.7	0.6
Single Family Jr Lien	14	3,203	0.4	0.4
Single Family HELOC	11	1,389	0.2	0.8
Consumer	98	1,713	0.2	5.7
Total	$9,114	$815,958	100.0%	1.1%

The allowance for credit losses increased from $9.1 million at December 31, 2024 to $10.6 million at September 30, 2025. The allowance as a percentage of loan balances remained unchanged at 1.12% at September 30, 2025 and December 31, 2024. The Company continues to closely monitor credit quality in light of the ongoing economic uncertainty caused by, among other factors, continued uncertainty regarding U.S. trade and tariff policy and the lingering inflationary pressures and the risk of the resurgence of elevated levels of inflation in the United States and our market areas. Accordingly, additional provisions for credit losses may be necessary in future periods.

The following table presents non-performing assets and related ratios as of the periods presented.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Non-performing assets:
Total nonaccrual loans	$34,608	$14,128
Loans 90 days past due and accruing	184	40
Total non-performing loans	34,792	14,168
Other real estate owned	2,684	-
Total non-performing assets	$37,476	$14,168

Non-performing loans to net loans	3.98%	1.74%
Nonaccrual loans to net loans	3.68%	1.73%
ACL to nonaccrual loans	30.56%	64.51%
ACL to gross loans	1.12%	1.12%

The Company had $34.8 million of non-performing loans as of September 30, 2025, compared to $14.2 million of non-performing loans as of December 31, 2024. As of September 30, 2025, the balance of non-performing loans was comprised of certain commercial real estate – non-owner occupied, commercial real estate – owner occupied, commercial and industrial loans, and consumer loans, of which $27.1 million is guaranteed by the SBA. Included in the balance of non-performing loans as of September 30, 2025 are $24.2 million of individually evaluated loans with specific credit loss reserves of $1.7 million assigned. As of December 31, 2024, the balance of non-performing loans was comprised of certain commercial real estate – non-owner occupied, commercial real estate – owner occupied, commercial and industrial loans, and consumer loans totaling $14.2 million, of which $9.3 million is guaranteed by the SBA. Included in the balance of non-performing assets as of December 31, 2024 are $12.5 million of individually evaluated loans with specific credit loss reserves of $1.4 million assigned.

The Company held $2.7 million of other real estate owned as of September 30, 2025. The Company held no other real estate owned as of December 31, 2024.

Operating Lease Right of Use Asset

The operating lease right of use asset increased $1.0 million from $4.5 million at December 31, 2024 to $5.5 million at September 30, 2025, due to the modification of two leased locations during the first quarter of 2025 resulting in a five year extensions of the lease terms.

Loan Servicing Assets

Loan servicing assets increased $1.6 from $9.0 million at December 31, 2024 to $10.6 million at September 30, 2025, primarily due the addition of servicing rights of $5.8 million relating to loans sold during the nine months ended September 30, 2025. This increase was partially offset by loan servicing asset amortization of $4.2 million during the quarter.

Federal Home Loan Bank Stock, At Cost

FHLB stock increased $861 thousand from $4.7 million at December 31, 2024 to $5.5 million at September 30, 2025. As a member of the FHLB, GBank is required to hold capital stock with this balance dependent upon GBank’s borrowing capacity with the FHLB.

Other Assets

Other assets totaled $21.9 million at September 30, 2025, an increase of $2.6 million, or 13%, when compared to $19.4 million at December 31, 2024, with this increase largely attributable to growth of the organization driving increases in other miscellaneous receivables.

Total Liabilities

The Company’s total liabilities increased $161.5 million, or 16%, to $1.1 billion at September 30, 2025 compared to $981.7 million at December 31, 2024. The increase in total liabilities was primarily attributable to an increase in total deposits of $157.1 million with the largest increases within time deposits and savings accounts.

Deposits and Other Funding Sources

Total deposits increased 17% to $1.1 billion at September 30, 2025, compared to $935.1 million at December 31, 2024. The year-to-date decreases in non-interest bearing and interest bearing demand deposits were offset by increases in time deposits and savings deposits. Contributing to the increase in time deposits was a net increase of $37.7 million of brokered deposits since December 31, 2024.

The following table presents the average balances of deposits by type and the related average interest rates for the three months ended September 30, 2025 and 2024:

	September 30, 2025		September 30, 2024
(Dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing Deposits	$217,547	-%	$221,121	-%
Interest-bearing Demand	60,404	2.10	66,317	2.52
Money Market and Savings	307,322	3.79	237,142	4.03
Certificates of Deposit	456,611	4.41	332,204	5.23
	$1,041,884	0.80%	$856,784	0.84%

Federal Deposit Insurance Corporation (“FDIC”) deposit insurance covers $250 thousand per depositor, per FDIC-insured bank, for each account ownership category. As of September 30, 2025, uninsured deposits were approximately $375.8 million, or 34.1% of total deposits, compared to $385.7 million, or 41.2% of total deposits, as of December 31, 2024.

As of September 30, 2025 the maturities of time deposits having balances over $250 thousand were as follows:

(Dollars in thousands)

2025	$20,604
2026	20,261
2027	3,955
2028	-
2029	-
Maturing thereafter	251
$45,071

Short-term Borrowings and Subordinated Debt

The Company had no short-term borrowings as of September 30, 2025 or December 31, 2024.

Subordinated debt totaled $26.1 million as of both September 30, 2025 and December 31, 2024. See "Note 7 - Subordinated Debt, Other Borrowings, and Available Lines of Credit", within Notes to Consolidated Financial Statements.

Operating Lease Liability

Operating lease liability increased $1.1 million, from $4.8 million at December 31, 2024 to $5.9 million at September 30, 2025 reflecting the modification of two leased locations during the first quarter of 2025 resulting in five year extensions of the lease terms.

Other Liabilities

Other liabilities totaled $18.9 million at September 30, 2025, an increase of $3.3 million, or 21%, when compared to $15.7 million at December 31, 2024. This increase was driven by growth of the organization driving increases in other miscellaneous liabilities.

Stockholders’ Equity and Capital

Stockholders' equity increased 12% to $158.2 million at September 30, 2025 compared to $140.7 million at December 31, 2024 with this increase driven primarily by the net income generated during the first nine months of 2025.

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
•
Trading assets plus trading liabilities of 5% or less of total consolidated assets; and
•
Not an advanced approaches banking organization.

As of September 30, 2025 and December 31, 2024, the Company and GBank were in compliance with the CBLR requirements.

The table below presents a summary of the main components and requirements of the CBLR as of the dates indicated:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Bank Tier 1 Capital Leverage Ratio	13.72%	12.90%
Average Total Consolidated Assets	$1,244,916	$1,076,785
Off-Balance-Sheet Exposures	$99,593	$58,210
Ratio of Off-Balance-Sheet Exposures to Total Assets	7.68%	5.20%
Trading Assets	None	None
Advances Approaching Banking Organization	No	No

The Company's common equity to assets ratio was 12.2% as of September 30, 2025, compared to 12.5% as of December 31, 2024. The Company's book value per share was $11.07 as of September 30, 2025, an increase of 12% from $9.87 as of December 31, 2024.

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

A summary of the Company's on-balance-sheet primary liquidity sources is presented in the table below as of the dates indicated:

(Dollars in thousands)	September 30, 2025	December 31, 2024

Cash and due from banks	$4,988	$9,262
Interest-bearing deposits with other financial institutions	98,402	114,860
Investment securities, available for sale	85,774	65,609
Loans held for sale	66,791	32,649
Total primary liquidity sources	$255,955	$222,380

The Company has a line of credit available from the FHLB. The unused borrowing capacity with the FHLB, as collateralized by qualifying securities and pledged loans, was approximately $101.9 million and $85.0 million, at September 30, 2025 and December 31, 2024, respectively. No draws have been made on the line and no balances were outstanding as of September 30, 2025 and December 31, 2024.

GBank participates in the Federal Reserve Bank of San Francisco’s BIC Program and, as of September 30, 2025 and December 31, 2024, the Company had pledged loans and investment securities with an approximate carrying value of $642.8 million and $590.5 million, respectively, to the BIC Program. Unused borrowing capacity at the Federal Reserve Bank of San Francisco totaled $361.9 million and $362.6 million as of September 30, 2025 and December 31, 2024, respectively.

The Company also has unsecured lines of credit with other correspondent banks totaling $40.0 million at September 30, 2025. No draws have been made on these lines of credit and no balances were outstanding as of September 30, 2025 and December 31, 2024.

The Company’s Consolidated Statement of Cash Flows presents additional information regarding the sources and uses of cash for the nine months ended September 30, 2025. Operating activities resulted in a net decrease in cash of $17.0 million, as cash inflows from loan sales were more than offset cash outflows for the origination of loans held for sale. Investing activities resulted in a net decrease in cash of $161.6 million primarily due to loans originated and held for investment, as well as purchases of available for sale securities, and a $15 million investment in bank owned life insurance. Financing activities resulted in a net increase to cash of $103.4 million, primarily due to a net increase in deposits during the nine months ended September 30, 2025.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and

15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2025, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed to be immaterial to the financial condition and operating results of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

On September 16, 2025, Nancy DeCou, EVP/Chief SBA Officer of GBank, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. DeCou’s Rule 10b5-1 Trading Plan, provides for the sale of up to 40,000 shares of common stock with such sales subject to a limit price of $50.00 per share, pursuant to the terms of the plan, commencing on December 16, 2025 for a term expiring upon the completion of all of the transactions authorized thereunder.

During the quarter ended September 30, 2025, no other director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Date of Annual Meeting of Stockholders

On October 28, 2025, the Board of Directors of the Company established May 1, 2026 as the date of the Company’s 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”). The exact time and place of the 2026 Annual Meeting will be specified in our Notice of 2026 Annual Meeting and related proxy statement for the 2026 Annual Meeting.

Because the date of the 2026 Annual Meeting has been changed by more than thirty days since the first anniversary of our 2025 Annual Meeting of Stockholders held on August 1, 2025, the Board has set a new deadline for the receipt of any stockholder proposals submitted for the 2026 Annual Meeting. If a stockholder desires to present a proposal for inclusion in our proxy statement for the 2026 Annual Meeting, the proposal must be submitted in writing to us for receipt not later than December 2, 2025. Additionally, to be included in our proxy materials, proposals must comply with the proxy rules relating to stockholder proposals, in particular Rule 14a-8 under the Exchange Act. Stockholders who wish to raise a proposal for consideration at the 2026 Annual Meeting, but who do not wish to submit a proposal for inclusion in our proxy materials pursuant to Rule 14a-8, should comply with our bylaws and deliver to us a copy of their proposal no later than December 2, 2025. If a stockholder fails to provide such notice, the respective proposal need not be addressed in our proxy materials and the proxies may exercise their discretionary voting authority if the proposal is raised at the 2026 Annual Meeting. In addition to satisfying the requirements of the advance notice provisions of our bylaws, stockholders who intend to solicit proxies in support of director nominees other than our nominees must provide us with the information required by Rule 14a-19(b) under the Exchange Act. In any case, proposals should be sent to GBank Financial Holdings Inc., 9115 W. Russell Rd., Ste. 110, Las Vegas, Nevada 89148, Attention: Corporate Secretary.

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

GBank Financial Holdings Inc.

Date: November 12, 2025	By:	/s/ Edward M. Nigro
Edward M. Nigro
Executive Chairman

Date: November 12, 2025	By:	/s/ Jeffery E. Whicker
Jeffery E. Whicker
Chief Financial Officer and Treasurer