Form 10-K
period 2025-12-31
GBank Financial Holdings Inc.
filed 2026-03-30
CIK 1791145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42621

GBANK FINANCIAL HOLDINGS INC.

(Exact name of Registrant as specified in its Charter)

Nevada	82-3869786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9115 W. Russell Rd., Suite 110 Las Vegas, Nevada	89148
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 851-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GBFH	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price of the common stock as reported on the Nasdaq Capital Market LLC on June 30, 2025, the last business day of the Registrant’s most recently completed second quarter, was approximately $330.6 million.

The number of shares of Registrant’s Common Stock outstanding as of March 20, 2026 was 14,470,352.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III, Items 10 through 14 of this Annual Report on Form 10-K is incorporated herein by reference to certain portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Annual Report on Form 10-K other than statements of historical fact are “forward–looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated financial performance, financial condition and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, future plans and objectives, developments regarding our capital and strategic plans, and other similar forecasts and statements of expectations and assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue”, or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, strategies, outlook, needs, plans, objectives or achievements to differ from those expressed or implied by the forward-looking statements. These factors include: failure to maintain adequate levels of capital and liquidity to support our operations; volatility and deterioration in the credit and equity markets; inflation and fluctuations in interest rates and a decline in the level of our interest rate spread or net interest margin; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; changes in consumer spending, borrowing and savings habits; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; our ability to enter new markets successfully and capitalize on growth opportunities; risks associated with Small Business Administration (“SBA”) loans; changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio; changes in the quality of our loan and securities portfolios and the effect of credit quality on our credit loss expense and allowance for credit losses; the adequacy of and changes in the economic assumptions and methodology for computing the allowance for credit losses; availability of capital; our ability to access cost-effective funding; a failure in or breach of our operational or security systems or infrastructure, including cyber-attacks; cyber security and fraud risks against our information technology and those of our third-party providers and vendors; our inability to successfully implement future information technology enhancements; failure to maintain current technologies; failure to attract or retain key employees; the effect of potential future supervisory action against our Company or the Bank, and our ability to address any issues raised in our regulatory exams; legal proceedings and litigation brought against us; strategic transactions we may enter into, including the costs associated with the evaluation of any strategic opportunities and the overall effects of any acquisitions or dispositions we may make; our ability to control expenses; fluctuations in real estate values; general economic and business conditions internationally, nationally and in those areas in which we operate, including risks associated with a potential return of recessionary conditions; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation (the “FDIC”) insurance premiums, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”); the imposition of tariffs or other domestic or international governmental polices and any retaliatory responses; the impact of potential federal government shutdowns; the current or anticipated impact of military conflict, terrorism or other geopolitical events; risks associated with natural disasters; changes in accounting policies and practices; and the ability of the Bank to make distributions to our Company, which is restricted by certain factors, including the Bank’s retained earnings, net income, prior distributions made, and certain other financial tests. For additional information regarding risks we face, see “Item 1A. Risk Factors” in Part I of this Annual Report on Form 10-K.

We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

PART I

Item 1. Business.

The disclosures set forth in this Item are qualified by the section captioned “Cautionary Note Regarding Forward-Looking Statements”, and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

GBank Financial Holdings Inc., a Nevada corporation (our “Company”), is a bank holding company that conducts business through its wholly owned subsidiary, GBank, a Nevada corporation (the “Bank”, and together with our Company, “we”, “us”, or “our”). GBank is a Nevada state-chartered bank, with deposits insured by the FDIC. Through the Bank, we deliver a diversified suite of financial services. Founded in 2007, GBank serves clients locally through two full-service commercial banking branches in Las Vegas, Nevada while extending its reach nationwide through specialized government-guaranteed lending programs, innovative Gaming FinTech and payment solutions, and the GBank Visa Signature® Card.

As the result of a reorganization approved by our stockholders in 2017, the Bank became our Company’s wholly owned subsidiary. The Bank’s deposits are insured up to the applicable limits by the FDIC. Our administrative headquarters is located at 9115 West Russell Road, Suite 110, Las Vegas, Nevada 89148.

The Bank provides general commercial banking services with an emphasis on serving the needs of small- and medium-sized businesses, high net worth individuals, professionals, and investors. The Bank offers a full complement of consumer deposit products and is focused on delivering a premium level of service. The Bank is committed to fulfilling our responsibilities under the Community Reinvestment Act in assessing and attempting to meet the credit needs of all members of the communities we serve.

We derive our revenue from interest on loans, interest on investments, various fees and service charges, loan servicing, and gains on loan sales at the Bank level. The Bank offers a full range of deposit and loan products for businesses including remote deposit capture, online banking, commercial real estate loans, commercial lines of credit, and government guaranteed loans. The products offered by the Bank are highly commoditized. However, the Bank focuses on delivering their products with a premium level of service from what we believe to be the highest quality team members in the industry. Although the Bank’s products are competitively priced, the Bank does not claim to have the least expensive products. Examples of the high value service offered by the Bank are: (i) loan decisions within days of an initial request that includes the applicable information to evaluate, and (ii) house calls by the Bank’s business bankers to open deposit accounts at our clients’ offices, without requiring the client to come into the business banking center. This level of service is more costly to deliver and thus the Bank may not always be the lowest-cost provider, however, we believe that the Bank provides a level of service that will allow for a higher level of revenue and significantly better margins than industry averages.

Our management evaluates the Bank’s services on an ongoing basis and will add or delete services based upon the needs of our customers, competitive factors, and our financial and other capabilities. Future services may also be significantly influenced by improvements and developments in technology and evolving state and federal laws and regulations.

As of December 31, 2025, we had total assets of $1.4 billion, comprised primarily of $949.4 million of loans, net of deferred fees and costs which are primarily funded by $1.1 billion of interest-bearing and noninterest-bearing deposits. The Bank’s Tier 1 Capital Leverage Ratio was 12.90% as of December 31, 2025. Net income was $20.9 million for the year ended December 31, 2025, resulting in return on average assets of 1.70% and return on average equity of 13.61%.

The Bank operates two full-service commercial branches in Las Vegas, Nevada, with primary lending activities focused on engaging clients in Nevada, California, Utah, and Arizona. The basis for this approach is that we are extremely knowledgeable of the local economies, local real estate values, and local clients. In addition, through the Bank, we have key businesses in three prominent products: government guaranteed lending, Gaming FinTech, and commercial banking. See “—Lending Risk Management and Government Guaranteed Lending,” “—GBank Gaming/FinTech Operations,” and “—Credit Cards” below for additional information.

Lending Risk Management and Government Guaranteed Lending

As part of ongoing initiatives to improve performance through strategic business lines that promote generation of non-interest revenue, in May 2015, the Bank began originating government guaranteed loans, primarily through the U.S. Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”). The Bank received its designation as a preferred lender (a “SBA Preferred Lender”) under the SBA Preferred Lender Program in October 2015. The Bank’s government guaranteed lending program subsequently originated total loan commitments of over $25 million during 2015. Significant cumulative government guaranteed origination volume, and the dates accomplished, include:

Cumulative Loan Origination Amounts	Date Accomplished
$25 million	December 2015
$100 million	May 2017
$250 million	August 2018
$500 million	June 2020
$1 billion	June 2022
$1.75 billion	June 2024
$2.5 billion	October 2025

The Bank continues to expand its national business lines for government guaranteed lending, and will focus on building knowledge, experience, and underwriting expertise within certain industry and collateral types. The government guaranteed products have experienced success through the focus on the national business line for the hospitality industry. For the year ended December 31, 2025, the Bank was a leading provider of SBA hotel financing and ranked among the nation’s top originators of SBA 7(a) loans, placing #11 nationwide.

The Bank focuses its non-government guaranteed lending efforts within its defined strategic area of Nevada, Arizona, California and Utah. The basis for this approach is that the Board of Directors of our Company (our “Board of Directors”), the Board of Directors of the Bank (the “Bank Board”), and senior management are highly knowledgeable of the local economy, local real estate values, and local borrowers. As the Bank’s policies are applied to our lending efforts, a loan is considered to be local if the collateral is in the designated geographical area or the borrower is a local business or individual.

Risks within the Bank’s lending products are managed within an established comprehensive framework. Our Board of Directors adopted appropriate policy thresholds and sub limits to manage our concentration exposures. Regulatory limits for commercial real estate (“CRE”), which include Non-Owner Occupied CRE and Multifamily and Acquisition, Development & Construction (“ADC”) loans, have been set to 375% of the Bank’s unimpaired capital and surplus (“UCS”), and a sublimit for ADC loans outstanding has been established at 100% of the Bank’s UCS. Other loan concentration thresholds established include:

Loan Product	Outstandings as a Percentage of Bank UCS
Owner Occupied CRE	400%
Regulatory CRE	375%
Commercial & Industrial	250%
1-4 Residential (Loans Only)	200%
Total RE Loans (all product types)	580%
Out-of-Territory(1)	250%
SBA/USDA Unguaranteed	250%
Unguaranteed by NAICS(2)	250%

1 Includes conventional commercial loans (not including SBA 7(a) or USDA loans) outside of the states of Nevada, California, Arizona, and Utah.

2 North American Industry Classification System; Note: Concentration limits are net of SBA and/or USDA guaranteed portions, when applicable.

The following summary data, as of December 31, 2025, reflects loan portfolio concentration levels in comparison to related policy limits:

Loan Concentration Category	Loan Balance (dollars in thousands)	Percentage of Bank UCS	Policy Maximum
Owner Occupied CRE	$83,347	45%	400%
Regulatory CRE	602,958	325%	375%
Commercial & Industrial	78,918	42%	250%
1-4 Residential (Loans Only)	1,293	0%	200%
Total RE Loans (all product types)	687,597	371%	580%
Out-of-Territory	166,401	90%	250%
SBA/USDA Unguaranteed	391,118	211%	250%
Unguaranteed by NAICS - Hospitality	535,585	299%	300%
Pari Passu	154,765	83%	150%
Credit Card	10,459	6%	65%

We believe that we have extensive lending experience within our key industries as well as strong geographic knowledge for the States of Nevada, Arizona, California, and Utah. The origination of loans outside of our immediate geographic area is intended to provide for diversification of our loan portfolio, which we believe to be a tenet of safe and sound banking practices.

As to these national lending opportunities, the Bank may have less direct onsite knowledge. Specifically, we consider loans outside of our primary geographic areas to potentially carry additional risk, and, as such, management provides a comprehensive out-of-territory lending report to our Board of Directors no less than semi-annually.

Prior to approving an out-of-territory loan, each loan is subjected to the same underwriting standards as used for any similar local loan. In addition, the loan officer proposing the loan will perform a preliminary assessment of the general economic conditions where the collateral or borrower is located. This preliminary assessment is to be used as a basis for decisions to accept a loan for underwriting. During the underwriting phase, a more formal assessment is made and will typically be included in the collateral appraisal reports. Loans will also be evaluated for eligibility in the government guaranteed programs offered by the SBA and the USDA. Preference is given to these government guaranteed loans since the sale of the guaranteed portions generates significant profitability as well as serves as an effective risk mitigant for us. Management then monitors the local economies where the out-of-territory collateral or borrower is located.

As of December 31, 2025, the Bank had, inclusive of its national government guaranteed lending and commercial banking business lines, loan assets with borrowers or collateral in over forty States. The top three States by level of exposure, as measured by total loan commitments, are as follows:

State	Total Loan Commitments (dollars in thousands)	Percentage of Total Loan Commitments	Percent of UCS
Nevada	$238,338	22%	400%
North Carolina	151,495	14%	375%
Ohio	80,861	7%	250%

Concentration risk management also incorporates a review of loan exposures to any single industry as aggregated by North American Industry Classification System (“NAICS”) subsectors. Total aggregate exposure, as measured by current loan balances to any NAICS subsector and net of government guaranteed balances, are limited by policy to 250% of the Bank’s UCS. As of December 31, 2025, the Bank’s largest NAICS subsector exposure was within the Hospitality (Hotel/Motel) industry at approximately $535.6 million, or 299% of the Bank’s UCS, and the second largest exposure was within the Real Estate Rental and Leasing industry at approximately $93.6 million, or 54% of the Bank’s UCS.

The Bank monitors all loan concentrations on at least a quarterly basis. The Bank has utilized enhanced risk management from our inception and will continue to do so. Our risk management framework is designed to effectively identify, monitor, and control our loan concentration risks. We believe that an effective risk management process includes the following key elements:

•	Board and executive management team oversight;
•	portfolio management;
•	market analysis;
•	credit underwriting;
•	management information systems;
•	credit risk review;
•	portfolio stress testing; and
•	industry specific risk flag monitoring.

The Bank performs stress testing, no less than annually, for all of its real estate loan portfolio. The purpose of portfolio stress testing is to ensure that inherent risks are mitigated through adequate capital planning and stringent methodology for allowance for credit losses (“ACL”). With the Bank’s real estate stress testing methodology, four variables are shocked and reviewed for potential impact on our overall risk position. These four variables include:

•	Loan-to-value;
•	Debt service coverage ratio;
•	Capitalization rates (as applicable); and
•	Net operating income (as applicable).

The results from these stressed variables are then analyzed to determine the effect on the Bank’s earnings, capital ratios, and asset quality metrics. The complete results and underlying assumptions from real estate stress tests are reviewed in detail and approved by the Bank Board.

Commitment to this risk management strategy is reflected throughout the Bank’s loan policies. Our Board of Directors and the Bank Board, as well as our Company’s and the Bank’s executive management teams (the “Executive Management Team”), believe that maintaining this process will assist in our goal of having an enhanced risk management program in place that grows in sophistication and effectiveness as the Bank’s loan portfolio grows.

Most importantly, capital adequacy is measured on a continual basis and is commensurate with the level and nature of risks reflected within the Bank’s loan portfolio, including applicable loan concentrations. We have created policies and a risk management framework which ensure that sufficient capital and adequate ACL reserves to buffer against unexpected losses will always be in place.

GBank Gaming/Fintech Operations

Prepaid Debit Cards

The Bank has entered into a Second Amended and Restated Sponsorship and Program Management Agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Sponsorship Agreement”) with Bankcard Services, LLC (“BCS”), which enables the Bank to serve as the issuing bank for prepaid debit cards for Visa, MasterCard, or Discover Network to fund digital apps and consumer retail activities. Issued prepaid debt cards permit cardholders to move funds electronically to and from digital app providers. In connection with these activities, the Bank and BCS contracted with Sightline Interactive LLC to use its Play Plus™ Program and have entered several key contractual arrangements with Discover, MasterCard and Visa (as the network providers), BCS and Sightline Interactive (as the program managers), i2c (as the issuing processor), and Worldpay (formerly Vantiv) (as the merchant acquirer).

Electronic Prepaid Access Programs

BCS is in the business of providing program manager services for its proprietary prepaid access programs (the “BCS Services”) offered through BCS's Sponsor Banks. BCS offers Pooled Player Account™ and Pooled Consumer Account™ prepaid access programs (collectively, the “Prepaid Programs”) to gaming and consumer digital wallet/app operators under the terms and conditions of the Sponsorship Agreement and its ongoing relationship with the Bank. The Prepaid Programs provide consumer protection to the operator’s users. A user opens a subledger deposit account with the Bank through the operator’s app and receives full consumer protection including Regulation E, bankruptcy, and FDIC insurance. The ledger accounts are reconciled, settled, and distributed by the Bank, and a digital representation of the account holder’s balance is maintained on the operator’s wallet/user application.

In connection with the Prepaid Programs and the rights granted under the Sponsorship Agreement, the Bank acts as the sponsor, maintaining full oversight and control over the Prepaid Programs. The Prepaid Programs include the BCS Services which grant the Bank use and access to BCS’ proprietary Player and Consumer Information Management System (PIMS™/CIMS™). Without the Sponsorship Agreement, the Bank’s ability to offer and/or participate in products like the Prepaid Programs would require the Bank to incur significant start-up and ongoing costs and expenses. Additionally, the Sponsorship Agreement grants the Bank access to use the BCS proprietary prepaid access programs, which are important patented technology and account architecture that provide substantive consumer protections for custodial accounts. The Prepaid Programs are offered, managed and operated in accordance with the terms of the Sponsorship Agreement, including obtaining all of the BCS Services.

The Bank’s Gaming FinTech activities rely on the Sponsorship Agreement to receive the BCS Services as discussed above. Four directors of our Company (Messrs. Edward Nigro, Todd Nigro, A. Lee Finley and Timothy Herbst), as well as two directors of the Bank (Mr. Troy Nelson and Ms. Shelli Lowe) and certain of our Company’s stockholders, have an ownership interest in BCS. The Executive Chairman of our Company and the Bank, along with certain directors of our Company and the Bank, have extensive experience with licensed gaming operators. The Sponsorship Agreement, including all prior amendments, restatements, modifications, and addendums, have been approved by the Gaming FinTech Committee of our Board of Directors. The Gaming FinTech Committee is comprised entirely of directors who do not have ownership in BCS. The Gaming FinTech Committee determines whether the terms and conditions of any agreements, including any transactions with BCS, are fair and reasonable to the Bank. Additionally, the Gaming FinTech Committee provides ongoing monitoring of gaming and fintech activities to ensure compliance with all relevant laws and regulations.

Credit Cards

The GBank Visa Signature® credit card is a niche financial product designed primarily for online gaming and sports betting users. Its main differentiator is that it allows cardholders to fund sportsbook and gaming accounts while offering a rewards structure of 1% cashback on gaming-related transactions and 2% cashback on other purchases, with no annual fee. The card includes standard modern features like contactless payments, digital wallet compatibility, and virtual card access. The Bank launched this product during the second quarter of 2023 for prime and super-prime consumers. The Bank, through its eleven years of experience issuing over one million Play Plus General Purpose Reloadable Cards to fund digital gaming wallets/apps, recognized an opportunity to fund these wallets/apps with a credit card. Digital consumer wallet/apps funding sources include “ACH”, non-bank payments entities (PayPal, Venmo, etc.), cash, prepaid cards, and credit cards, among other sources.

Employees

As of December 31, 2025, our Company had three employees, our Executive Chairman and Chief Executive Officer, Mr. Edward Nigro, our Chief Financial Officer and Treasurer, Mr. Jeffery Whicker, and our General Counsel and Corporate Secretary, Ms. Hilary Sledge-Sarnor. As of December 31, 2025, the Bank had 183 full-time employees and one part-time employee. The majority of the services provided to our Company are from employees of the Bank. Effective January 1, 2018, our Company and the Bank entered into a Service Advisory Agreement (the “Advisory Agreement”) whereby the Bank provides advisory and operational services in the areas of general management, accounting, taxation, finance, administration, and risk management to our Company. Under the terms of the Advisory Agreement and for services provided therein, our Company pays the Bank $10,000 per month. The Advisory Agreement further specifies that our Company will pay the Bank separately for costs associated with any special projects completed by the Bank for our Company. These projects may include outside services or projects, involving third party consultants, contractors or vendors, specifically performed within the scope of the Advisory Agreement, which are for the benefit of our Company.

Government Regulation

We are subject to extensive regulation in connection with our activities and operations. The framework under which we are supervised and examined is complex. This framework includes federal and state laws, regulations, policy statements, guidance, and other interpretative materials that define the obligations and requirements for financial institutions.

Regulations of banks and their holding companies are subject to continual revision, through legislative changes, regulatory revisions, and the evolving supervisory objectives of federal and state banking agency examiners and supervisory staff. It is not possible to predict the content or timing of changes to the laws and regulations that may impact our business. Any changes to the regulatory framework applicable to us could have a material adverse impact on our business and operations.

The following discussion is not intended to be a complete description of all the activities regulated by U.S. banking laws and regulations or of the impact of such laws and regulations on us. Rather, it is intended to briefly summarize the legal and regulatory framework in which we operate and describe certain legal requirements that impact our business and operations. The information set forth below is subject to change.

Federal and State Bank Holding Company Regulation

General. Our Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), due to our ownership of and control over the Bank. As a bank holding company, our Company is subject to regulation, supervision, and examination by the Federal Reserve. Additionally, our Company (as a bank holding company of the Bank) is also subject to regulation, supervision, and examination by the Nevada Department of Business and Industry, Financial Institutions Division (the “NFID”). In general, the BHCA limits the business of a bank holding company to owning or controlling banks, and engaging in, or retaining or acquiring shares in a company engaged in, other activities closely related to the business of banking. Furthermore, our Company must also file reports with, and provide additional information to, the Federal Reserve.

Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

Holding Company Control of Non-Banks. With some exceptions, the BHCA prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by federal statute, agency regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks.

Transactions with Affiliates. Bank subsidiaries of a bank holding company are subject to restrictions imposed by the Federal Reserve Act of 1913, as amended, on (i) extensions of credit to the holding company or its subsidiaries, (ii) investments in securities, and (iii) the use of securities as collateral for loans to any borrower. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”), further extends the definition of an “affiliate” and treats credit exposure arising from derivative transactions, securities lending, and borrowing transactions as covered transactions under such regulations. The Dodd-Frank Act also (a) expands the scope of covered transactions required to be collateralized; (b) requires collateral to be maintained at all times for covered transactions required to be collateralized; and (c) places limits on acceptable collateral. These regulations and restrictions may limit our Company’s ability to obtain funds from the Bank for our cash needs, including funds for payments of dividends, interest, and operational expenses.

Tying Arrangements. We are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale, or lease of property, or furnishing of services. For example, with certain exceptions, we may not condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us; or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Bank Subsidiaries. Under Federal Reserve policy and the Dodd-Frank Act, our Company is required to act as a source of financial and managerial strength to the Bank. This means that our Company is required to commit, as necessary, capital and resources to support the Bank, including at times when our Company may not be in a financial position to provide such resources or when it may not be in best interests of our Company or our stockholders. Any capital loans a bank holding company makes to its bank subsidiaries are subordinate to deposits and to certain other indebtedness of such bank subsidiaries.

State Law Restrictions under Nevada Corporate Law. As a Nevada corporation, our Company subject to certain limitations and restrictions under applicable Nevada corporate law. For example, Nevada corporate law includes limitations and restrictions relating to indemnification of directors, distributions to stockholders, transactions involving directors, officers or interested stockholders, maintenance of books, records and minutes, and observance of certain corporate formalities and certain statutes.

Bank Merger Act

Section 18(c) of the Federal Deposit Insurance Act, popularly known as the “Bank Merger Act,” requires the prior written approval of appropriate federal bank regulatory agencies before any bank may (i) merge or consolidate with, (ii) purchase or otherwise acquire the assets of, or (iii) assume the deposit liabilities of, another bank if the resulting institution is to be a state nonmember bank.

The Bank Merger Act prohibits the applicable federal bank regulatory agency from approving any proposed merger transaction that would result in a monopoly or would further a combination or conspiracy to monopolize or to attempt to monopolize the business of banking in any part of the United States. Similarly, the Bank Merger Act prohibits the applicable federal bank regulatory agency from approving a proposed merger transaction whose effect in any section of the country may be substantially to lessen competition, or to tend to create a monopoly, or which in any other manner would be in restraint of trade. An exception may be made in the case of a merger transaction whose effect would be to substantially lessen competition, tend to create a monopoly, or otherwise restrain trade, if the applicable federal bank regulatory agency finds that the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

In every proposed merger transaction, the applicable federal bank regulatory agency must also consider the financial and managerial resources and future prospects of the existing and proposed institutions, the convenience and needs of the community to be served, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities, including in overseas branches.

Federal and State Regulation of GBank

General. As a bank holding company, our Company is subject to the supervision of the Federal Reserve Board (the “FRB”), which is our primary federal regulator. Deposits in the Bank are insured by the FDIC. The Bank is subject to primary supervision, periodic examination, and regulation of the FDIC and the NFID. These agencies have the authority to prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for loans. Federal laws also regulate community reinvestment and insider credit transactions and impose safety and soundness standards. In addition to federal law and the laws of the State of Nevada, the Bank is also subject to the various laws and regulations governing its activities in the State of Nevada as well as other jurisdictions where the Bank or its affiliates conduct business.

Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationships and interactions with consumers, including laws and regulations that impose certain disclosure requirements and that govern the manner in which the Bank takes deposits, makes and collects loans, and provides other services. In recent years, examination and enforcement by federal and state banking agencies for compliance with consumer protection laws and regulations have increased and become more intense. Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines, civil monetary penalties, criminal penalties, punitive damages, and the loss of certain contractual rights. The Bank has established a comprehensive compliance system to ensure consumer protection.

Community Reinvestment. The Community Reinvestment Act of 1977, as amended (the “CRA”), requires that, in connection with examinations of financial institutions within their jurisdictions, federal bank regulators evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions, and applications to open a branch or facility. In some cases, a bank’s failure to comply with the CRA, or CRA protests filed by interested parties during applicable comment periods, can result in the denial or delay of such transactions. The Bank received a “satisfactory” rating in its most recent CRA examination dated as of March 28, 2022. In May 2022, federal bank regulators released a notice of proposed rulemaking to “strengthen and modernize” CRA regulations and the related regulatory framework. Future changes in the evaluation process or requirements under CRA could impact the Bank’s costs of compliance and rating.

Insider Credit Transactions. Banks are subject to certain restrictions on extensions of credit to its directors, executive officers, principal stockholders, and their related interests. These extensions of credit (i) must be made on substantially the same terms (including interest rates and collateral) and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not related to the lending bank; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions. The Dodd-Frank Act and federal regulations place additional restrictions on loans to insiders and generally prohibit loans to senior officers other than for certain specified purposes.

Regulation of Management. Federal law (i) sets forth circumstances under which directors or officers of a bank may be removed by such bank’s federal supervisory agency; (ii) places restraints on lending by a bank to its directors, executive officers, principal stockholders, and their related interests (as discussed under “—Insider Credit Transactions” above); and (iii) generally prohibits management personnel of a bank from serving as directors or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards. Certain non-capital safety and soundness standards are also imposed upon banks. These standards cover, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings, and stock valuation. In addition, each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information. An institution that fails to meet these standards may be required to submit a compliance plan, or be subject to regulatory sanctions, including restrictions on growth. The Bank has established comprehensive policies and risk management procedures to ensure the safety and soundness of the Bank.

Item 1A. Risk Factors.

In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to our own business. The following discussion addresses the most significant risks that could affect our business, results of operations, financial condition, liquidity, and capital position. You should carefully consider the following risk factors. These risk factors contain, in addition to historical information, forward looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. The occurrence of any of these known or unknown risks or uncertainties, or any of the adverse developments described in the following risk factors, could materially and adversely harm our business, results of operations, financial condition, or prospects, and in such an event, the market price for our common stock would likely decline. In assessing the risks and uncertainties described below, you should also refer to the other information contained in this Annual Report on Form 10-K.

Summary

Risks Related to Our Business

•
Because we intend to continue to increase our commercial loans, our credit risk may increase.
•
A substantial portion of our loan portfolio consists of multifamily real estate loans and commercial real estate loans, which have a higher degree of risk than other types of loans.
•
A large portion of our loan portfolio is unseasoned. Errors in judging the collectibility of our unseasoned loans may lead to additional provisions for loan losses or charge-offs, which would reduce our profits.
•
We must maintain and follow high loan underwriting standards to grow safely.
•
As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.
•
Interest rate shifts may reduce net interest income and otherwise negatively impact our results of operations and financial condition.
•
Our smaller size makes it more difficult for us to compete.
•
We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.
•
If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings could decrease.
•
We operate in a highly competitive industry and face significant competition from other financial institutions and financial services providers, which may decrease our growth or profits.
•
The occurrence of fraudulent activity, breaches or failures of our information security controls, or cybersecurity-related incidents could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Our Industry and Regulation

•
Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment and laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in any of them.
•
Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.
•
SBA lending is an important part of our business. Our SBA lending program is dependent upon the federal government, and we face specific risks associated with originating SBA loans.
•
Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, results of operations, or financial condition.
•
Monetary policies and regulations of the FRB could adversely affect our business, results of operations, and financial condition.
•
We could be adversely affected by the soundness of other financial institutions and other third parties we rely on.

Risks Related to Ownership of Our Common Stock

•
The market price of our Common Stock may be volatile, which could result in substantial losses for purchasers of our Common Stock, and could subject us to litigation.
•
There can be no guarantee that the trading market for our Common Stock can be maintained, and investors may not be able to resell their shares at or above the price they paid for such shares.
•
If securities analysts do not publish research or reports about our Company or our business, or if they adversely change their recommendations regarding, or publish negative evaluations of, our Common Stock, the market price of our Common Stock could decline.

General Risk Factors

•
As a recent reporting issuer with the SEC, we incur increased costs and our management is required to devote substantial time to new compliance initiatives.
•
We rely on third-party vendors and other service providers, which could expose us to additional risk.
•
We may be at an increased risk of securities class action litigation.

Risks Related to Our Business

Because we intend to continue to increase our commercial loans, our credit risk may increase.

At December 31, 2025, our commercial loans, net of deferred fees and costs, totaled $925.4 million, or 97% of total loans. We intend to increase our originations of commercial loans, including SBA lending, commercial real estate loans, working capital lines of credit, equipment financing, accounts receivable and inventory financing, and medical and professional loans. These commercial loans generally have more risk than one- to four-family residential mortgage loans. Since repayment of commercial loans depends on the successful management and operation of the borrower’s businesses, repayment of such loans can be affected by adverse conditions in the local and national economy. Additionally, commercial loans generally have a larger average size as compared with other loans such as residential loans, and the collateral for commercial loans is generally less readily marketable. An adverse development with respect to one commercial loan or one commercial credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan or a commercial real estate loan. Our plans to increase our origination of commercial loans could result in a material adverse impact on our results of operations and financial condition.

A substantial portion of our loan portfolio consists of multifamily real estate loans and commercial real estate loans, which have a higher degree of risk than other types of loans.

At December 31, 2025, we had $19.0 million of multifamily real estate loans and $845.1 million of commercial real estate loans. Multifamily real estate loans and commercial real estate loans represented 90% of our total gross loan portfolio at December 31, 2025.

Multifamily real estate loans and commercial real estate loans are often larger and involve greater risks than other types of loans. Because payments on multifamily real estate loans and commercial real estate loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to multifamily real estate loans and commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by the associated real property whose value tends to be more easily ascertainable, multifamily real estate loans and commercial real estate loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. If the cash flow from such commercial venture or business operations is reduced, the borrower’s ability to repay the loan may be impaired. Additionally, due to the larger average size of each multifamily real estate loan and commercial real estate loan as compared with other loans such as residential mortgage loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of multifamily real estate loans or commercial real estate loans could have a material adverse impact on our results of operations and financial condition.

In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. In addition, we are exposed to the Nevada commercial real estate market in particular. If the local economy, and particularly the real estate market, declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. A failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio. At December 31, 2025, non-performing commercial real estate mortgage loans totaled $31.7 million, or 4% of our total portfolio of commercial real estate mortgage loans. Non-performing commercial real estate mortgage loans, excluding the portion guaranteed by the U.S. government, totaled $7.2 million as of December 31, 2025.

Furthermore, commercial real estate loan concentration is an area that has experienced heightened regulatory focus. Under joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”) issued by the FRB, the Office of the Comptroller of the Currency and the FDIC, banks with holdings of commercial real estate, land development, construction, and certain multi-family loans in excess of certain thresholds must employ heightened risk management practices. These loans are also subject to written policies that are required by applicable regulations and that establish certain limits and standards. Any limitations on our commercial real estate, multi-family or construction lending, as a result of our need to comply with applicable regulations, regulatory guidance or supervisory expectations or otherwise, could have an adverse impact on our net interest income and could have a material adverse effect on our results of operations and financial condition.

Our use of appraisals as part of the underwriting process in deciding whether to make loans secured by real property does not ensure that the value of the real property collateral will be sufficient to repay our loans.

In considering whether to make a loan secured by real property, we require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and requires the exercise of a considerable degree of judgment. If the appraisal does not accurately reflect the amount that may be obtained upon sale or foreclosure of the property, whether due to a decline in property value after the date of the original appraisal or defective preparation of the appraisal, we may not realize an amount equal to the indebtedness secured by the property, and as a result, we may suffer losses, which would have an adverse effect on our results of operations.

A large portion of our loan portfolio is unseasoned. Errors in judging the collectability of our unseasoned loans may lead to additional provisions for loan losses or charge-offs, which would reduce our profits.

Our net loan portfolio has grown 18% during the year ended December 31, 2025. At December 31, 2025, commercial real estate – non-owner occupied, commercial real estate – owner occupied, commercial and industrial, and multifamily loans made up 78%, 10%, 8% and 2% of our loan portfolio, respectively, and the average age of our commercial real estate – non-owner occupied, commercial real estate – owner occupied, commercial and industrial and multifamily loans was 2.7 years, 4.0 years, 2.0 years and 6.7 years, respectively. It is difficult to assess the future performance of our loan portfolio due to the recent origination of many of our loans. As a result, we may experience more non-performing and delinquent loans than we have anticipated, which would adversely affect our results of operations and financial condition.

We must maintain and follow high loan underwriting standards to grow safely.

Our ability to grow our assets safely depends on maintaining disciplined and prudent underwriting standards, and ensuring that our relationship managers and lending personnel follow these standards. Any weakening of these underwriting standards for any reason, such as to seek higher yielding loans, or a lack of discipline or diligence by our employees in underwriting and monitoring loans, may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for credit losses, any of which could adversely affect our net income. As a result, our business, results of operations, financial condition, or future prospects could be adversely affected.

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits, and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit, and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers, and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines, lower home sales, and lower commercial activity. The current economic environment is also characterized by uncertainty regarding the levels of interest rates, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, results of operations, financial condition, and prospects.

A substantial majority of our loans and operations are in Nevada, and therefore our business is particularly vulnerable to a downturn in the City of Las Vegas and Clark County economy.

Unlike larger financial institutions that are more geographically diversified, a large portion of our business is concentrated primarily in the State of Nevada, and in the City of Las Vegas in particular. As of December 31, 2025, 17% of our loan portfolio was in the greater Las Vegas and Clark County area, and our loan portfolio had a 12% concentration in the City of Las Vegas. If the local economies, and particularly the real estate markets, in the State of Nevada decline, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. As a result of this lack of diversification in our loan portfolio, a downturn in the local economies generally and real estate markets specifically could significantly reduce our profitability and growth and adversely affect our business, results of operations, and financial condition.

Interest rate shifts may reduce net interest income and otherwise negatively impact our results of operations and financial condition.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes.

The Bank holds large balances of adjustable-rate loans, as well as other variable rate assets such as securities and cash. This is offset with the deposit liabilities that are a mix of non-interest bearing, variable rate, and time deposits. The time deposits are mainly short-term, maturing within eighteen months. This puts the Bank in a position to be asset-sensitive, which will result in decreased income when interest rates fall and increased income as interest rates rise. In addition, the Bank invests in SBA and USDA loans that are 75% to 90% guaranteed by the Federal government. The guaranteed portions of these loans may be sold off in the secondary market. Pricing for the loans tends to increase as interest rates fall and decrease in a rising interest rate environment. This provides a natural hedge to the asset-sensitive position of the Bank.

When interest bearing liabilities mature or reprice more quickly, or to a greater degree than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, or to a greater degree than interest bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans, and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets, loan origination volume, and our overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder, and instability in domestic and foreign financial markets.

Increases in interest rates have in the past resulted in, and could in the future result in, unrealized losses on our investment securities portfolio.

As of December 31, 2025, we held 5% of our assets in an investment securities portfolio containing primarily U.S. government bonds that are sensitive to broad economic conditions, especially interest rates. Interest rate increases have recently resulted in, and could in the future result in, unrealized losses in our investment securities portfolio, as increases in interest rates ordinarily decrease the estimated fair value of fixed income securities and result in decreased unrealized gains or increased unrealized losses on fixed income securities. We recognize the accumulated change in estimated fair value of these fixed income securities in net income when we realize a gain or loss upon the sale of the security. As of December 31, 2025, our net unrealized losses on securities available for sale, net of tax, totaled $17 thousand or less than 1% of our Tier 1 capital. If we were required to sell all or a material portion of our investment securities portfolio, we may recognize losses that would adversely affect our business, results of operations or financial condition and reduce our regulatory capital ratios.

If interest rates increase, the average interest rate we pay on our deposits will likely increase, and our cost of funds would rise.

Non-interest bearing deposits represent a significant portion of our total deposit portfolio and are an important funding source of the Bank. As of December 31, 2025, 19% of our deposits were noninterest-bearing. During periods of high or increasing interest rates, our clients may shift their funds to accounts or financial institutions that offer higher interest rates. Such movements increase our cost of funds and adversely affect our business, results of operations or financial condition, and could cause our current business strategy to become unprofitable. Additionally, to the extent clients withdraw their deposits and move their funds to competitors or alternative investments, we would lose a lower-cost source of funding, which would be expected to adversely affect our business, results of operations, and financial condition.

Increases in interest rates could result in a decrease in the market value of our loans.

As of December 31, 2025, variable rate loans, which include floating and adjustable rate structures, comprised 90% of our loan portfolio. Our variable rate loans primarily consist of commercial real estate loans and residential real estate loans that adjust every quarter, therefore a substantial part of our loan portfolio remains sensitive to interest rate changes for extended periods.

When interest rates rise, the market value of loans with longer fixed-rate periods decreases. Unlike our available-for-sale investment securities, our loans are carried at amortized cost on our balance sheet. As a result, increases in interest rates create unrealized losses in our loan portfolio that are not immediately reflected in our financial statements.

These unrealized losses could become realized if we were to sell loans or if the Bank were to be acquired. Additionally, the reduced market value of our loan portfolio in a rising interest rate environment could negatively impact the economic value of our equity, even if not immediately apparent from our reported financial results. This could potentially affect our ability to raise capital or impact our valuation in a merger or acquisition. See “Note 14. Fair Value Measurements” in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information regarding the estimated fair value of our loan portfolio as of December 31, 2025.

Our smaller size makes it more difficult for us to compete.

Our smaller size makes it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. In addition, we compete with many larger financial institutions and other financial companies who operate in the cash management solutions business. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings also make it more difficult to offer competitive salaries and benefits. As a smaller institution, we are also disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

We may not be able to grow, and if we do, we may have difficulty managing that growth.

Our business strategy is to continue to grow our assets and expand our operations, including through potential strategic acquisitions. While we continue to explore acquisition opportunities as they arise, there are no plans or arrangements to make any acquisitions in the near future. Our ability to grow depends, in part, upon our ability to expand our market share, successfully attract core deposits, and to identify loan and investment opportunities as well as opportunities to generate fee-based income. We can provide no assurance that we will be successful in increasing the volume of our loans and deposits at acceptable levels and upon terms acceptable to us. We also can provide no assurance that we will be successful in expanding our operations organically, or through strategic acquisition while managing the costs and implementation risks associated with this growth strategy.

We expect to continue to experience growth in the number of our employees and customers and the scope of our operations, but we may not be able to sustain our historical rate of growth or continue to grow our business at all. Our success will depend upon the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships, and to hire, train and manage our employees. In the event that we are unable to perform all of these tasks and meet these challenges effectively, including continuing to attract core deposits, our results of operations, earnings, and financial condition could be adversely impacted.

Changes in card network fees could impact our operations.

From time to time, the card networks increase the fees (known as interchange fees) that they charge to acquirers and that we charge to our merchants. It is possible that competitive pressures will result in us absorbing a portion of such increases in the future, which would increase our costs, reduce our profit margin, and adversely affect our business, results of operations, and financial condition. Additionally, the card networks require certain capital requirements. An increase in the required capital level would further limit our use of capital for other purposes.

Changes in card network rules or standards could adversely affect our business.

In order to provide our debit card and cash management solutions, we are members of the Visa and MasterCard networks. As such, we are subject to card network rules that could subject us to a variety of fines or penalties that may be assessed on us. The termination of our membership or any changes in card network rules or standards, including interpretation and implementation of existing rules or standards, could increase the cost of operating our merchant servicer business or limit our ability to provide debit card and cash management solutions to or through our customers, and could have a material adverse effect on our business, results of operations, and financial condition.

Our business could suffer if there is a decline in the use of debit cards as a payment mechanism, or if there are adverse developments with respect to the financial services industry in general.

As the financial services industry evolves, consumers may find debit financial services to be less attractive than traditional or other financial services. Consumers might not use debit card financial services for any number of reasons, including the general perception of our industry. If consumers do not continue or increase their usage of debit cards, including making changes in the way debit cards are loaded, our operating revenues and debit card deposits may not grow and remain at current levels or decline. Any projected growth for the financial services industry may not occur or may occur more slowly than estimated. If consumer acceptance of debit financial services does not continue to develop or develops more slowly than expected, or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and debit cards, away from our products and services, it could have a material adverse effect on our business, results of operations, and financial position.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers, or improper use of confidential information. It is not always possible to prevent employee errors or misconduct, and the precautions we take to prevent and detect these activities may not be effective in all cases. Employee errors and misconduct could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business and financial condition.

If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings could decrease.

Borrowers of our loans may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to cover the outstanding balances. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for credit losses, management reviews the loans and the loss and delinquency experience and evaluates economic conditions.

At December 31, 2025, our allowance for credit losses as a percentage of total loans, net of deferred costs and unamortized discount, was 1.03%. The determination of the appropriate level of allowance for credit losses is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover probable incurred losses in our loan portfolio. Significant additions to the allowance for credit losses would materially decrease net income. Non-performing or delinquent loans may increase, which may adversely affect future performance. We had $37.4 million in non-performing loans at December 31, 2025. In addition, federal and state regulators periodically review the allowance for credit losses, the policies and procedures we use to determine the level of the allowance for credit losses, and the value attributed to non-performing loans or to real estate acquired through foreclosure. Such regulatory agencies may require an increase in the allowance for credit losses or recognize further loan charge-offs. Any significant increase in our allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Changes in the valuation of our securities portfolio could hurt our profits and reduce our stockholders’ equity.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities, and limited investor demand. Management evaluates securities for impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports, and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance, and projected target prices of investment analysts within a one-year time frame. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

We may not be able to adequately measure and limit the credit risk associated with our loan portfolio, which could adversely affect our profitability.

As a part of the products and services that we offer, we make commercial loans and commercial real estate loans. The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions, and general economic conditions. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability to properly evaluate changes in the supply and demand characteristics affecting its market for products and services, and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have an adverse effect on our business, results of operations, and financial condition.

Changes in economic conditions could cause an increase in delinquencies and non-performing assets, including loan charge-offs, which could depress our net income and growth.

Our loan portfolio includes many real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values, and a slowdown in housing. If negative economic conditions develop in the United States as a whole or in our Nevada market, we could experience higher delinquencies and loan charge-offs, which would reduce our net income and adversely affect our financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing such real estate collateral, as well as the ultimate values obtained from disposition, could reduce our earnings and adversely affect our financial condition.

We operate in a highly competitive industry and face significant competition from other financial institutions and financial services providers, which may decrease our growth or profits.

Consumer and commercial banking as well as cash management solutions are highly competitive industries. Our market area contains not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, as well as savings and loan associations, savings banks, and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, specialty finance companies, commercial finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds, and several government agencies, as well as major retailers, all actively engaged in providing various types of loans and other financial services, including cash management solutions. We also face significant competition from many larger institutions. Some of these competitors may have a long history of successful operations nationally, as well as in our market area, and greater ties to businesses and more expansive banking relationships, as well as more established depositor bases, fewer regulatory constraints, and lower cost structures than we do. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, to conduct more extensive promotional and advertising campaigns, or to operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services than we can offer. For example, in the current interest rate environment, competitors with lower costs of capital may solicit our customers to refinance their loans with a lower interest rate than we can offer. Furthermore, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Technology has lowered barriers to entry and made it possible for banks and specifically finance companies to compete in our market area, and for non-banks to offer products and services traditionally provided by banks.

The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking.

Our ability to compete successfully depends on a number of factors, including:

•	our ability to develop, maintain, and build upon long-term customer relationships based on quality service and market knowledge;

•	our ability to attract and retain qualified employees to operate our business effectively;

•	our ability to expand our market position;

•	the scope, relevance, and pricing of products and services that we offer to meet customer needs and demands;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our business, results of operations, and financial condition.

We rely heavily on our Executive Management Team and other key employees, and we could be adversely affected by the unexpected loss of their services.

Our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skills, knowledge of our primary markets, and years of industry experience, and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

Additionally, our ability to retain key officers and employees may be impacted by legislation and regulation affecting the financial services industry. For example, in 2016, the FRB and several other federal financial regulators revised and re-proposed rules to implement Section 956 of the Dodd-Frank Act, which directed regulators to jointly prescribe regulations or guidelines prohibiting incentive-based payment arrangements, or any feature of any such arrangement, at covered financial institutions (which includes a bank or bank holding company with $1 billion or more in assets, such as our Company and the Bank), that encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss. Furthermore, the rule imposes enhanced risk management controls and governance and internal policy and procedure requirements with respect to incentive compensation. Accordingly, we may be at a disadvantage with respect to offering competitive compensation compared to other financial institutions or companies in other industries, which may not be subject to the same requirements.

A lack of liquidity could adversely affect our business, results of operations, and financial condition.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a material adverse effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, local and national economic conditions, and competition for deposits in the markets we serve. If customers move their money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Any changes we make to the rates offered on our deposit products to remain competitive with other financial institutions may also adversely affect our profitability and liquidity. Furthermore, the demand for the deposit products we offer may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB, regulatory actions that decrease customer access to particular products, or the availability of competing products.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity securities to investors. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our markets or by one or more adverse regulatory actions against us.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill our obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations, and financial condition.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers, and caring about our customers. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected. Furthermore, negative public opinion can expose us to litigation and regulatory action as we seek to implement our growth strategy, which would adversely affect our business, results of operations, and financial condition.

We have lower lending limits and different lending risks than certain of our larger, more diversified competitors.

We are a community banking institution that provides banking services to the local communities in the market areas in which we operate. Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to individuals and to small and medium-sized businesses, which may expose us to greater lending risks than those of banks that lend to larger, better-capitalized businesses with longer operating histories. In addition, our legally mandated lending limits are lower than those of certain of our competitors that have more capital than we do. As a result of our size, as of December 31, 2025, our legal lending limit was $47.2 million. Our lower lending limits may discourage borrowers with lending needs that exceed our limits from doing business with us. We may try to serve such borrowers by selling loan participations to other financial institutions; however, this strategy may not succeed.

We face risks related to our operational, technological and organizational infrastructure.

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure, and to manage the cost of that infrastructure as we expand. Similar to other large corporations, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons, and exposure to external events. We are dependent on our operational infrastructure to help manage these risks. Additionally, we are heavily dependent on the strength and capability of our technology systems that we use to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Furthermore, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Our future success will depend in part upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to provide secure electronic environments and create additional efficiencies in our operations as we continue to grow and expand our market area. We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities ourselves. In connection with implementing new operational and technology enhancements or products in the future, we may experience certain operational challenges (e.g. human error, system error, incompatibility, etc.) which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner. Many of our larger competitors have substantially greater resources to invest in operational and technological infrastructure and have invested significantly more than us in operational and technological infrastructure. As a result, they may be able to offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our clients, which could impair our growth and profitability.

We also outsource some of our operational and technological infrastructure, including modifications and improvements to these systems, to third parties. Specifically, we depend on third parties to provide our core systems processing, essential web hosting and other internet systems, deposit processing, and other processing services. In connection with our debit card and cash management solutions business, we rely on various third parties to provide processing, clearing and settlement services to us in connection with card transactions. If these third-party service providers experience difficulties, fail to comply with banking regulations, or terminate their services, and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, results of operations, and financial condition could be adversely affected, perhaps materially. Even if we are able to replace them, it may be at a higher cost to us, which could adversely affect our business, results of operations, and financial condition. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into our existing business.

A failure in our operational systems or infrastructure, or those of third parties, could disrupt our businesses, impair our liquidity, result in the unauthorized disclosure of confidential information, damage our reputation, and cause financial losses.

Our business, and in particular, our debit card and cash management solutions business, is dependent on our ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities, and those of the third-party service providers upon which we depend, may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as spikes in transaction volume, cyber-attacks, or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services, and, in turn, could adversely affect our business, results of operations, and financial condition.

The occurrence of fraudulent activity, breaches or failures of our information security controls, or cybersecurity-related incidents could have a material adverse effect on our business, results of operations, and financial condition.

Our operations rely on the secure processing, storage and transmission of confidential and other sensitive business and consumer information on our computer systems and networks and those of third party providers. Under various federal and state laws, we are responsible for safeguarding such information. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices, and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Ensuring that our collection, use, transfer, and storage of personal information complies with all applicable laws and regulations can increase our costs.

Although we take protective measures to maintain the confidentiality, integrity, and availability of information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks, and other events that could have an adverse security impact. Despite the defensive measures that we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain.

In particular, information pertaining to us and our customers is maintained, and transactions are executed, on our networks and systems, and those of our customers and certain of our third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as the execution of transactions over these networks and systems, are essential to protect us and our customers against fraud and security breaches and to maintain our clients’ confidence. While we have not experienced any such breaches of information security, such breaches may occur through intentional or unintentional acts by those having access or gaining access to our networks or systems or our customers’ or counterparties’ confidential information, including our employees. Additionally, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems), or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. We cannot be certain that the security measures we or processors have in place to protect this sensitive data will be successful or sufficient to protect against all current and emerging threats designed to breach our systems or those of our customers or third-party partners. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks, and periodically test our security, a breach of our systems, or those of our customers or third-party partners, could result in losses to us or our customers; loss of business and/or customers; damage to our reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or increased exposure to civil litigation and possible financial liability. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, and financial condition.

The development and use of artificial intelligence (“AI”) presents risks and challenges that may adversely impact our business.

We may develop or incorporate AI technology in certain business processes, services, or products in the future. In addition, our third-party (or fourth-party) vendors, clients, or counterparties may have developed or in the future may develop AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to our business.

The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the United States and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce outputs or take actions that are incorrect, that reflect biases included in the data on which they are trained, that result in the release of private, confidential, or proprietary information, that infringe on the intellectual property rights of others, or that are otherwise harmful. Additionally, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Furthermore, we may rely on AI models developed by third parties (or fourth-parties), and, to that extent, would be dependent in part on the manner in which those third parties (or fourth-parties) develop and train their AI models, including risks arising from the inclusion of any unauthorized material in the training data for their AI models and the effectiveness of the steps these third parties (or fourth-parties) have taken to limit the risks associated with the output of their AI models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses, and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, results of operations, and financial condition could be materially adversely affected.

If we fail to maintain a proper and effective system of internal controls over financial reporting, our operating results, and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. As a recent SEC reporting issuer, we are still in the process of documenting, reviewing, and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which requires annual management assessment of the effectiveness of our internal control over financial reporting. We are also recruiting additional finance and accounting personnel with certain skill sets that we need as a public company.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm the price of our securities and make it more difficult for us to effectively market and sell any of our present or future product candidates that may receive regulatory approval.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements, or insufficient disclosures due to error or fraud may occur and not be detected, which could have an adverse effect on our business and financial condition.

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict, and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.

We could be subject to environmental risks and associated costs on our foreclosed real estate assets, which could materially and adversely affect us.

A material portion of our loan portfolio is comprised of loans collateralized by real estate. There is a risk that hazardous or toxic waste could be discovered on the properties that secure our loans. If we acquire such properties as a result of foreclosure, we could be held responsible for the cost of cleaning up or removing any such hazardous or toxic waste, and this cost could exceed the value of the underlying properties and materially and adversely affect our business, results of operations, and financial condition.

Diverse views, increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices and climate change concerns may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, investor advocacy groups, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our business, results of operations and financial condition. In addition, views about ESG are diverse and rapidly changing. In recent years, “anti-ESG” sentiment has gained momentum across the United States, with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives. Recently an executive order was issued that opposes diversity and inclusion (“DEI”) initiatives in the private sector. Institutional investors and proxy advisory firms have also updated or are in the process of updating their guidelines and expectations with respect to ESG and DEI initiatives. New and changing federal or state government regulations could result in additional compliance obligations, expand mandatory and voluntary reporting, diligence, and disclosure, and could result in our sustaining reputational harm, which could adversely impact our business, results of operations and financial condition, and could have an adverse effect on the market price of our Common Stock.

Additionally, concerns over the long-term impacts of climate change have led and could continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We, along with our customers, will need to respond to new or changing laws and regulations as well as consumer and business preferences resulting from climate change concerns. We may also face cost increases, asset value reductions, and operating process changes, among other impacts. Furthermore, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans.

Another prolonged U.S. government shutdown or a default by the U.S. on government obligations would harm our result of operations.

Our results of operations, including revenue, non-interest income, expenses and net interest income, would be adversely affected in the event of widespread financial and business disruption on account of a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations, particularly those pertaining to the SBA. The gain on the sale of SBA loans provides a meaningful portion of our non-interest income. Our SBA lending program is dependent upon the U.S. federal government. The Bank is designated by the SBA as a SBA Preferred Lender. As a SBA Preferred Lender, the Bank is able to offer SBA loans to our customers without the potentially lengthy SBA approval process for application, servicing or liquidation actions required for lenders that are not SBA Preferred Lenders. Any prolonged government shutdown could, among other things, impede our ability to originate SBA loans and our ability to sell such SBA loans in the secondary market, which would materially adversely affect our business, results of operations, and financial condition.

Any future acquisitions will subject us to a variety of risks, including execution risks, failure to realize anticipated transaction benefits, and failure to overcome integration risks, which could adversely affect our growth and profitability.

We plan to grow our businesses organically. Although we do not currently have any plans, arrangements or understandings to make any acquisitions in the near-term, from time to time in the future, we may consider acquisition opportunities that we believe support our businesses and enhance our profitability. In the event that we do pursue acquisitions, we may have difficulty executing on acquisitions and may not realize the anticipated benefits of any transaction we complete.

Generally, any acquisition of target financial institutions, branches or other banking assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the FRB, the NFID, and the FDIC. Such regulators could deny our application, which would restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell one or more branches as a condition to receiving regulatory approvals, and such a condition may not be acceptable to us or may reduce the benefit of an acquisition.

As to any acquisition that we complete, we may fail to realize some or all of the anticipated transaction benefits if the integration process takes longer or is more costly than expected or otherwise fails to meet our expectations.

Additionally, acquisition activities could be material to our business and involve a number of risks, including the following:

•

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	projected results may vary significantly from actual results;

•	intense competition from other banking organizations and other inquirers for acquisitions;

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•	unexpected asset quality problems;

•	the time and expense required to integrate the operations and personnel of the combined businesses;

•	experiencing higher operating expenses relative to operating income from the new operations;

•	creating an adverse short-term effect on our results of operations;

•	losing key employees and customers as a result of an acquisition that is poorly received;

•	significant problems relating to the conversion of the financial and customer data of the acquired entity;

•	integration of acquired customers into our financial and customer product systems;

•	risk of assuming businesses with internal control deficiencies; or

•	risks of impairment to goodwill or impairment of investment securities.

Depending on the condition of any institution or assets or liabilities that we may acquire, that acquisition may, at least in the near term, adversely affect our capital and earnings and, if not successfully integrated with our organization, may continue to have such effects over a longer period. We may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions, and any acquisition we may consider will be subject to prior regulatory approval. Also, acquisitions may involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and net income per common share may occur in connection with any future acquisition. Our inability to overcome these risks could have a material adverse effect on our profitability, return on equity and return on assets, and our ability to implement our business strategy and enhance stockholder value, which, in turn, could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Our Industry and Regulation

Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment and laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in any of them.

As a bank holding company, we are subject to extensive examination, supervision and comprehensive regulation by various federal and state agencies that govern almost all aspects of our operations. These laws and regulations are not intended to protect our stockholders. Rather, these laws and regulations are intended to protect customers, depositors, the FDIC Deposit Insurance Fund, and the overall financial stability of the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that the Bank can pay to our Company, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles would require. Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows a good faith effort on our part or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, the commencement of informal or formal enforcement actions against us, and other negative consequences, including reputational damage, any of which could adversely affect our business, results of operations, financial condition, capital base, and the market price of our Common Stock. Furthermore, any new laws, rules and regulations could make compliance more difficult or expensive.

Additionally, we operate in an environment that imposes income taxes on our operations at both the federal and state levels to varying degrees. We have implemented strategies and operating routines to minimize the impact of these taxes. Consequently, any change in tax legislation could significantly alter the effectiveness of these strategies and operating routines.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The FRB and the NFID periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These remedial actions include but is not limited to the power to (i) enjoin “unsafe or unsound” practices, (ii) require affirmative action to correct any conditions resulting from any violation or practice, (iii) issue an administrative order that can be judicially enforced, (iv) direct an increase in our capital, (v) restrict our growth, (vi) assess civil monetary penalties against our officers or directors, (vii) remove officers and directors, and (viii) if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition, and growth prospects.

SBA lending is an important part of our business. Our SBA lending program is dependent upon the federal government, and we face specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the federal government. As an SBA Preferred Lender, the Bank enables our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process required for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as a SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result, we could experience a material adverse effect on our business, results of operations, and financial conditions. Any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, may also have a material adverse effect on our business.

The sales of SBA 7(a) loans result in both premium income at the time of sale and a stream of future servicing income. We may not be able to continue originating these loans or selling them in the secondary market. In addition, even if we are able to continue originating and selling SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portions of these loans. When we sell the guaranteed portions of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portions of the loans, and if a customer defaults on the non-guaranteed portion of a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on a SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our business, results of operations, financial condition, and prospects.

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, results of operations, or financial condition.

We operate in a highly regulated industry with multiple regulators and are subject to a changing regulatory environment. The Dodd-Frank Act, among other things, imposed higher capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than based upon its deposit base; permanently raised the current standard deposit insurance limit to $250 thousand; and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) as an independent entity within the FRB, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, debit cards, residential mortgages, home-equity loans, and credit cards. The Dodd-Frank Act also contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay, and prepayment penalties. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future to, or that regulators or other third parties will not seek to impose such requirements on, institutions with less than $10 billion in assets, such as the Bank.

Compliance with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have an adverse effect on our business, results of operations, financial condition, and growth prospects.

While most of the changes required by the Dodd-Frank Act that impact us have been implemented or are expected to follow a known trajectory, new changes under the Trump administration, including their nature, timing and impact, cannot yet be determined with any degree of certainty. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight, or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could have an adverse effect on our business, results of operations, and financial condition.

New and future rulemaking from the CFPB may have a material effect on our operations and operating costs.

The CFPB has the authority to issue new consumer finance regulations and is authorized, individually or jointly with bank regulatory agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates new and existing consumer financial laws or regulations. However, because the Bank has less than $10 billion in total consolidated assets, the FRB and the NFID, not the CFPB, are responsible for examining and supervising the Bank’s compliance with these consumer protection laws and regulations. In addition, in accordance with a memorandum of understanding entered into between the CFPB and U.S. Department of Justice, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations, and have done so on a number of occasions. However, there can be no guarantee that the CFPB’s authority will not be extended in the future to institutions with less than $10 billion in assets, such as the Bank, which could result in additional operating and compliance costs for us that could have an adverse effect on our business and results of operations.

We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. With respect to the Bank, the NFID, the FRB, the United States Department of Justice, and other federal and state agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or other fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, results of operations, and financial condition.

FDIC deposit insurance assessments may continue to materially increase in the future, which would have an adverse effect on our earnings.

As the Bank is an institution the deposits of which are insured by the FDIC, the Bank is assessed a quarterly deposit insurance premium. Failed banks nationwide have significantly depleted the insurance fund and reduced the ratio of reserves to insured deposits. The FDIC has adopted a Deposit Insurance Fund Restoration Plan, which requires the FDIC’s Deposit Insurance Fund to attain a 1.35% reserve ratio by 2028. As a result of this requirement, the Bank could be required to pay significantly higher premiums or additional special assessments, which would adversely affect its earnings, thereby reducing the availability of funds to pay dividends or distributions to our Company.

Monetary policies and regulations of the FRB could adversely affect our business, results of operations, and financial condition.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate, and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, results of operations, and financial condition cannot be predicted.

We face a risk of noncompliance and enforcement action with respect to the federal Bank Secrecy Act (the “BSA”) and other anti-money laundering and counter terrorist financing laws and regulations.

The BSA, the USA PATRIOT Act, and other laws and regulations require financial institutions, among others, to institute and maintain an effective anti-money laundering compliance program and to file reports such as suspicious activity reports and currency transaction reports. Our products and services, including our debit card issuing business, are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and the U.S. Treasury Department’s Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements, and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the regulations administered and enforced by the U.S. Treasury Department’s Office of Foreign Assets Control. If we violate these laws and regulations, or our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, results of operations, financial condition, and growth prospects.

The FRB may require our Company to commit capital resources to support the Bank.

Federal law requires that a bank holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by our Company to make a required capital injection becomes more difficult and expensive, and could have an adverse effect on our business and financial condition.

We could be adversely affected by the soundness of other financial institutions and other third parties we rely on.

Financial services institutions are interrelated as a result of trading, clearing, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional partners. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Furthermore, successful operation of our debit card and cash management solutions business depends on the soundness of third party processors, clearing agents and others that we rely on to conduct our merchant business. Any losses resulting from such third parties could adversely affect our business, results of operations, and financial condition.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with our existing and potential customers and counterparties, we may rely on information furnished to us by or on behalf of our existing and potential customers and counterparties, including financial statements and other financial information. We also may rely on representations of our existing and potential customers and counterparties as to the accuracy and completeness of such information, and, with respect to financial statements, on reports of independent auditors. In deciding whether to extend credit, we may rely upon our existing and potential customers’ representations that their respective financial statements conform to U.S. generally accepted accounting principles (“GAAP”), and present fairly, in all material respects, the financial condition, results of operations and cash flows of such customer. We also may rely on customer and counterparty representations and certifications, or other auditors’ reports, with respect to the business and financial condition of our existing and potential customers and counterparties. Our financial condition, results of operations, financial reporting, and reputation could be negatively affected if we rely on materially misleading, false, incomplete, inaccurate or fraudulent information provided to us by or on behalf of our existing or potential customers or counterparties.

Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, which may not accurately predict future events.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so that they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for credit losses and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses or sustain loan losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, results of operations, or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our internal controls, disclosure controls, processes and procedures, and corporate governance policies and procedures are based in part on certain assumptions, and can provide only reasonable (not absolute) assurances that the objectives of the system are met. Any failure or circumvention of our controls, processes and procedures, or failure to comply with regulations related to controls, processes and procedures, could necessitate changes in such controls, processes and procedures, which may increase our compliance costs, divert management attention from our business, or subject us to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Ownership of our Common Stock

The market price of our Common Stock may be volatile, which could result in substantial losses for purchasers of our Common Stock, and could subject us to litigation.

The market price of our Common Stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

•	general economic conditions and overall market fluctuations;
•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	the public reaction to our press releases, our other public announcements, and our filings with the SEC;

•	changes in financial estimates and recommendations by securities analysts following our stock, or the failure of securities analysts to cover our Common Stock;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	the operating and stock price performance of other comparable companies;
•	the trading volume of our Common Stock;
•	new technology used, or services offered, by competitors;
•

changes in business, legal or regulatory conditions, or other developments affecting the financial services industry, participants in our industry, and publicity regarding our business or any of our significant customers or competitors; and

•	future sales of our Common Stock by our Company, directors, executives and significant stockholders.

The realization of any of the risks described in this “Risk Factors” section could have a material adverse effect on the market price of our Common Stock. Additionally, the stock market experiences extreme volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect investor confidence and could affect the trading price of our Common Stock over the short, medium or long term, regardless of our actual performance. If the market price of our Common Stock reaches an elevated level, it may materially and rapidly decline.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation. If we were to be involved in a class action lawsuit, we could incur substantial costs and it could divert the attention of senior management and have a material adverse effect on our business, results of operations, and financial condition.

There can be no guarantee that the trading market for our Common Stock can be maintained, and investors may not be able to resell their shares at or above the price they paid for such shares.

Although our Common Stock is listed for trading on the Nasdaq Capital Market, we cannot guarantee that an active trading market can be sustained. In the absence of an active trading market for our Common Stock, investors may not be able to sell their shares at or above the price they paid for such shares or at the time that they would like to sell.

The reduced disclosures, and relief from certain other significant disclosure requirements, that are available to emerging growth companies may make our Common Stock less attractive to investors.

We are an “emerging growth company,” as defined under the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not “emerging growth companies.” These exemptions include the following:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•	less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•	exemptions from the requirements to hold nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Additionally, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company.

Investors and securities analysts may find it more difficult to evaluate our Common Stock because we will rely on one or more of these exemptions available to emerging growth companies. If, as a result, some investors find our Common Stock less attractive, there may be a less active trading market for our Common Stock, which could result in a reduction of and greater volatility in the market price of our Common Stock.

If securities analysts do not publish research or reports about our Company or our business, or if they adversely change their recommendations regarding, or publish negative evaluations of, our Common Stock, the market price of our Common Stock could decline.

The trading market for our Common Stock will be influenced by any research and reports that industry or securities analysts publish about us or our business. If no or few industry or financial analysts commence research coverage of us, the market price of our Common Stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our Common Stock, or if our operating results do not meet their expectations, the market price of our Common Stock could decline. If one or more of these analysts cease to cover us or our Common Stock, or fail to publish reports on us or our Common Stock regularly, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume of our Common Stock to decline.

We may issue additional securities or engage in other transactions that could dilute the ownership interests of our stockholders or dilute the book value or relative rights of our equity securities, which may adversely affect the market price of our Common Stock.

We periodically evaluate opportunities to access the capital markets, taking into account our financial condition, regulatory capital ratios, business strategies, anticipated asset growth, and other relevant considerations. It is possible that changes in regulatory capital requirements, organic growth, or future acquisitions could require us to pursue financing and increase the amount or change the composition of our current capital, including our common equity. Accordingly, subject to market conditions, our Board of Directors may determine from time to time that we need to raise additional capital by issuing additional shares of our Common Stock or other securities. We will generally not be restricted from issuing additional shares of our Common Stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our Common Stock. Because our decision to issue any such equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be effected. Additional equity offerings will dilute the ownership interests of existing stockholders, and may reduce the market price of our Common Stock. Holders of our Common Stock are not entitled to pre-emptive rights or other protections against dilution.

Additionally, new investors also may have rights, preferences and privileges that are senior to, and that adversely affect, then-current holders of our Common Stock. If we raise additional capital by making offerings of debt or preferred stock, upon our liquidation, holders of any such debt securities and preferred stock, and lenders with respect to other borrowings, may receive distributions of our available assets before the holders of our Common Stock. Furthermore, debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

Sales of a significant number of shares of our Common Stock in the public markets, or the perception that such sales could occur, could depress the market price of our Common Stock.

Sales of a substantial number of shares of our Common Stock in the public markets, or the perception by the market that those sales could occur, could depress the market price of our Common Stock, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of shares of our Common Stock would have on the market price of our Common Stock.

Because we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our stockholders.

We have never declared or paid cash dividends on our Common Stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our Common Stock will be the sole source of gain for our stockholders for the foreseeable future.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of us.

Though we are currently not subject to Nevada’s control share law (the “Nevada Control Share Law”), we may be in the future. A corporation is subject to the Nevada Control Share Law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it (or through an affiliated corporation) does business in Nevada. The Nevada Control Share Law focuses on the acquisition of a “controlling interest,” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the Nevada Control Share Law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The Nevada Control Share Law contemplates that voting rights will be considered only once by the other stockholders. Therefore, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by the acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others, and if the buyers of those shares themselves do not acquire a ~~“~~controlling interest~~”~~, those shares are not subject to the Nevada Control Share Law.

If the acquiring person has acquired control shares with a majority or more of the voting power and such control shares are accorded full voting rights, any stockholder of record, other than the acquiring person, who did not vote in favor of approval of voting rights for such control shares is entitled to demand fair value for such non-approving stockholder’s shares.

The Nevada Control Share Law may have the effect of discouraging takeovers of our Company.

In addition to the Nevada Control Share Law, Nevada has a business combination statute that prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of the Nevada business combination statute, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of the Nevada business combination statute is potentially discouraging parties interested in taking control of our Company from doing so if it cannot obtain the approval of our Board of Directors.

General Risk Factors

As a recent reporting issuer with the SEC, we incur increased costs and our management is required to devote substantial time to new compliance initiatives.

As a reporting issuer with the SEC, and with our Common Stock listed on the Nasdaq Capital Market, we incur significant legal, accounting, and other expenses that we did not incur as a company trading on the OTCQX Market. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

As an “emerging growth company”, as defined under the JOBS Act, we intend to take advantage of certain temporary exemptions from various reporting requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and an exemption from the requirement to obtain an attestation from our auditors on management’s assessment of our internal control over financial reporting. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management attention and effort toward ensuring compliance with such reporting and disclosure requirements.

Our initial efforts to comply with the rules and regulations applicable to companies reporting with the SEC have substantially increased our legal and financial compliance costs, and have made some activities more time-consuming and costly. If these requirements continue to divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business, results of operations, and financial condition. These increased costs have decreased our net income, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, and we have incurred additional costs to maintain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees, or as executive officers.

We rely on third-party vendors and other service providers, which could expose us to additional risk.

We face additional risk of failure in or breach of operational or security systems or infrastructure related to our reliance on third-party vendors and other service providers. Third parties with which we do business or that facilitate our business activities or vendors that provide services or security solutions for our operations, particularly those that are cloud-based, could be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. We are subject to operational risks relating to such third parties’ technology and information systems. The continued efficacy of our technology and information systems, and related operational infrastructure and relationships with third-party vendors, in our ongoing operations is integral to our performance. Failure of any of these resources, including operational or systems failures, interruptions of client service operations, and ineffectiveness of or interruption in third-party data processing or other vendor support, may cause material disruptions in our business, impairment of customer relations and exposure to liability for our customers, as well as action by bank regulatory authorities. In addition, a number of our vendors are large national entities, and their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. Failures of certain vendors to provide contracted services could adversely affect our ability to deliver products and services to our customers and cause us to incur significant expense.

We may be at an increased risk of securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because we are a smaller company, and smaller companies tend to experience greater volatility in the price of their securities. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As a financial institution, cybersecurity is a high priority for us as we receive and maintain the business and personal information of our customers on a daily basis. In addition, our business operations rely extensively on the continuous operation of our information and data processing systems and related back-up systems. Accordingly, we have developed and maintain a cybersecurity program that is focused on the goals of maintaining the privacy and protection of our customers’ data, preparing for, preventing, detecting, mitigating, responding to, and recovering from cyber threats and incidents, and the continuity of our information and data processing systems.

Cybersecurity Risk Management and Strategy

As a financial institution, we maintain cybersecurity processes designed to identify, assess, and manage risks consistent with applicable regulatory expectations, including guidance from the Federal Reserve and the Federal Financial Institutions Examination Council. Our cybersecurity program forms part of our overall risk-management framework and is scaled to our size, complexity, and risk profile.

We conduct periodic information-security risk assessments, monitor our systems for potential threats, and use both internal personnel and third-party service providers to support functions such as threat detection, vulnerability testing, and incident response. Our incident-response plan outlines how we evaluate and escalate cybersecurity events and helps determine whether any incident may be material.

To date, we have not experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business, results of operations, strategy, or financial condition.

Governance of Cybersecurity Risks

Our Board of Directors oversees cybersecurity risk as part of its broader oversight of our risk-management program. Management provides periodic updates to our Board of Directors on cybersecurity matters, including threat developments and the results of risk assessments.

Day-to-day cybersecurity responsibilities are handled by our Chief Technology Officer, who is supported by internal staff and external specialists. Management is responsible for implementing cybersecurity controls, monitoring threats, managing third-party providers, and executing our incident-response procedures.

Third-Party Service Providers

We rely on certain third-party vendors for technology and security services. We maintain a vendor-risk-management program that includes due diligence, contractual security requirements, and ongoing oversight. Our incident-response processes include coordination with affected vendors in the event of a cybersecurity issue.

Item 2. Properties.

Our principal executive offices are located at 9127 W. Russell Rd., Suite 210, Las Vegas, Nevada 89148. We lease this location on a term lease agreement, which expires on September 30, 2032, and our rent expense for this office totaled approximately $30 thousand per month in 2025. As of December 31, 2025, we operated two full-service commercial branches located at 9115 W. Russell Rd., Suite 110, Las Vegas, Nevada 89148 (the “Las Vegas Branch”) and 3275 St. Rose Parkway, Henderson, Nevada 89052 (the “Henderson Branch”). Each of the Las Vegas Branch and Henderson Branch is leased under a term lease agreement, which expires in September 2032 and October of 2032, respectively. Our rent expense for the Las Vegas Branch and Henderson Branch totaled approximately $30 thousand and $24 thousand per month, respectively, in 2025. We believe that our office and branch locations are sufficient to meet our current needs, and that suitable additional space will be available as and when needed on acceptable terms. For additional information regarding the lease commitments, see “Note 6 - Operating Leases” within the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

From time to time, our Company and the Bank are involved in various legal actions and proceedings arising in the ordinary course of business, including proceedings involving customers, employees, suppliers, regulators, and other parties. After reviewing these matters with legal counsel, we believe that none of the pending actions, individually or in the aggregate, is expected to have a material adverse effect on our Company’s financial position, results of operations, or cash flows. Additional information regarding legal proceedings is also included in “Note 10 - Commitments and Contingencies”, in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

As of the date of this report, our Company is not a party to any legal proceedings that are material to the Bank, and no such material proceedings are known to be contemplated by any governmental authorities.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our Company’s Common Stock began trading on the Nasdaq Capital Market under the symbol “GBFH” on April 30, 2025. Prior to that, our Common Stock was traded on the OTCQX Market under the symbol “GBFH”.

There were approximately 246 holders of record of our Common Stock as of March 16, 2026.

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We intend to retain earnings, if any, for use in our business operations, and accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future.

Recent Unregistered Sales of Equity Securities and Use of Proceeds

On January 7, 2025, we granted a total of 2,477 shares of our Common Stock under our Company’s 2016 Equity Incentive Plan, valued at $35.53 per share, to 12 individuals who were members of our Board of Directors and/or the Bank Board, as partial consideration for each such individual’s performance of his or her duties with our Company and/or the Bank. We made the grants of such equity awards pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 under the Securities Act.

On January 28, 2025, we granted incentive stock options with respect to 40,000 shares of our Common Stock to Samir Ruparel, an employee of the Bank, pursuant to Mr. Ruparel’s employment with the Bank. Such stock options vest in 20% increments of 8,000 shares per year, over a five-year period, and entitles Mr. Ruparel to purchase 40,000 shares of our Common Stock at an exercise price of $39.00 per share, for a term which expires on October 28, 2035. We made the grant of such equity award pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 under the Securities Act.

On April 4, 2025, we granted a total of 2,607 shares of our Common Stock under our Company’s 2016 Equity Incentive Plan, valued at $34.92 per share, to 12 individuals who were members of our Board of Directors and/or the Bank Board, as partial consideration for each such individual’s performance of his or her duties with our Company and/or the Bank. We made the grants of such equity awards pursuant to the exemption the from registration requirements of the Securities Act afforded by Rule 701 under the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The objective of this section is to provide an overview of our results of operations and financial condition by focusing on changes in certain key measures from year to year. It should be read in conjunction with our consolidated financial statements and the related Notes thereto (our “Consolidated Financial Statements”) and other financial data presented elsewhere in this Annual Report on Form 10-K, particularly the information regarding our business operations described in Item 1. A detailed discussion comparing 2024 and 2023 results is incorporated herein by reference to our Company’s Registration Statement on Form S-1/A filed with the SEC on April 1, 2025.

Executive Summary

We generate the majority of our revenue through net interest income, calculated as the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing our net interest margin, which is calculated as net interest income as a percentage of average interest-earning assets. We also generate non-interest income through fees earned on the various services and products offered to our customers, net interchange fees earned on credit card transaction volume, and through gains on sales of the guaranteed portion of SBA and USDA loans. Offsetting these revenue sources are provisions for credit losses, non-interest expenses, and income taxes.

The following table presents a summary of our earnings and selected performance ratios:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2025	2024
Net Income	$20,929	$18,636
Diluted Earnings Per Share	$1.44	$1.39
Return on Average Assets	1.70%	1.85%
Return on Average Equity	13.61%	16.14%
Net Interest Margin	4.33%	4.79%
Non-Performing Assets to Total Assets	2.75%	1.26%
Net Charge-Off (Recoveries) to Average Loans	0.33%	0.02%

For the years ended December 31, 2025 and 2024, we experienced strong balance sheet growth, primarily driven by increases in loans, cash equivalents and interest-bearing deposits. We experienced favorable volume-driven increases in net interest income as well as a 56% increase in noninterest income driven by a significant increase in credit card net interchange fees.

Financial highlights for the year ended December 31, 2025 are presented below:

•	Net income of $20.9 million and diluted earnings per share of $1.44

•	Net interest margin of 4.33%

•	Loan growth of $143.3 million, or 18% year over year

•	Credit card transaction volume of $420.5 million and net interchange fees of $7.8 million, compared to $73.8 million and $1.4 million, respectively, for the year ended December 31, 2024

•	Principal balances of loans sold of $353.9 million, an increase of $37.5 million, or 12%, compared to principal balances of loans sold of $316.4 million during the year ended December 31, 2024

•	Gain on sale of loans of $12.3 million, an increase of $265 thousand, or 2%, compared to $12.1 million of gain on sale of loans for the year ended December 31, 2024

•	Guaranteed loans, including loans held for sale and loans held for investment, totaled $229.7 million as of December 31, 2025, compared to $233.9 million as of December 31, 2024

•	Non-performing assets of $37.4 million as of December 31, 2025, representing 2.75% of total assets, compared to $14.2 million of non-performing assets as of December 31, 2024

Business Strategy

Our primary business strategy is to be a forward-thinking provider of tailored financial solutions designed to create opportunities and meet the needs of our customers and communities while creating lasting value for our stockholders through the operation of a successful, people-focused institution. We believe that we are able to differentiate ourselves from our competitors by striving to provide a banking experience that focuses on personalized service, priority service, availability, and innovative solutions. Highlights of our current business strategy include:

•

Continued focus on growth and enhancement of government guaranteed lending. Historically, our primary lending focus has been the origination of commercial real estate loans partially guaranteed by the U.S. Small Business Administration. We intend to continue to expand this portfolio of loans by hiring and developing experienced lending personnel to increase our presence not only within our market area, but also nation-wide, while maintaining a high level of asset quality through the utilization of conservative underwriting standards.

•

Targeted expansion of our Gaming FinTech relationships.  The Bank, in partnership with BankCard Services, LLC (“BCS”), will continue to identify and develop tools and resources necessary to scale and innovate within the payments industry.

•

Maintaining a strong emphasis on the continued development of our Credit Card portfolio. The Bank will continue to market its GBank Visa Signature ® card throughout the local market area and nationwide through marketing referral agreements and other strategic partnerships.

•

Increase core deposits with an emphasis on non-interest bearing deposits. As the main source of funding for lending and investment, we are committed to increasing low-cost deposits while minimizing reliance on higher-cost certificates of deposit to facilitate margin expansion. We are dedicated to growing core deposits by utilizing our business development officers and fostering our commercial lending and retail relationships.

•

Recruiting, retaining, and investing in top talent and personnel. During the periods presented, our Company has appointed a General Counsel to the Executive Management Team to support and facilitate our growth. Given our strong capital levels and expansion strategy, we believe that we have the ability to continue to opportunistically hire talented individuals and develop top performers to facilitate our future success.

Critical Accounting Policies

In preparing our Consolidated Financial Statements, accounting policies are applied that require significant judgment and estimates, which can materially impact our results of operations and financial position. The following are the critical accounting policies that have the most significant impact on our financial statements because they require significant judgments and assumptions about highly complex and inherently uncertain matters. The use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition.

For further information about our accounting policies, see “Note 2. Summary of Significant Accounting Policies” in the Notes to our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Allowance for Credit Losses

The allowance for credit losses reflects management’s best estimate of credit losses over the remaining life of the loan portfolio, and is presented as a valuation account deducted from the loan portfolio’s amortized cost basis to present the net amount expected to be collected on the loans.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Bank has segregated its held-for-investment loan portfolio into segments based on federal call report codes which classify loans based on the primary collateral supporting the loan. The segments are reviewed by management at least annually to ensure instruments are properly segregated into groups having similar risk characteristics, and new segments may be required as the Bank offers new loan products.

The Bank’s loan portfolio includes certain loans which are partially guaranteed by the U.S. Small Business Administration. The Current Expected Credit Losses model does not require an entity to measure expected credit losses on an instrument, or pool of instruments, if historical information adjusted for current conditions and reasonable and supportable forecasts result in zero expected credit losses in all scenarios. The guaranteed portion of the loan pools range from 75% to 90%. For purposes of the assessment of credit losses, management has determined that the guaranteed portions of these loans have nearly zero repayment risk due to such portions being fully guaranteed by the U.S. government.

Methodology and Key Inputs

We estimate expected credit losses using the average charge-off method, which combines quantitative modeling with qualitative adjustments. The quantitative component incorporates historical loss experience, current asset-level characteristics, and reasonable and supportable forecasts of future economic conditions. Key model inputs include historical loss data, current portfolio characteristics, qualitative factors, forward-looking expectations, and reversion assumptions.

A critical input to the estimate is our forecast of macroeconomic variables, which may include, among others, national unemployment rates, gross domestic product changes, interest rates, and other relevant indicators. Assumptions related to these inputs are developed using a combination of internal analyses and external sources. We apply a reasonable and supportable forecast period, after which loss estimates revert to historical averages over a defined reversion period.

Forecast Assumptions

Forecast assumptions are updated periodically and reflect management’s view of the most likely economic scenario as of the reporting date. Given the inherent uncertainty in economic forecasting, actual results may differ from these estimates. We may also consider alternative scenarios and apply probability weightings when deemed appropriate. The sensitivity of the allowance to changes in economic forecasts is evaluated periodically.

Prepayment Speeds and Behavioral Assumptions

Expected credit losses are also influenced by assumptions regarding borrower prepayment behavior, which affects the estimated life of the assets. Prepayment speeds are estimated based on historical experience, current market conditions, interest rate expectations, and borrower characteristics. Faster prepayment speeds generally reduce the expected life of assets and, consequently, the exposure to credit losses, while slower prepayments extend the exposure period and may increase the allowance.

In addition to prepayment assumptions, we consider other behavioral factors, such as utilization rates for revolving products and curtailment activity, which can affect exposure at default.

Qualitative Adjustments

Management applies qualitative adjustments to the modeled results to account for factors not fully captured in the quantitative framework. These may include changes in underwriting standards, portfolio composition, concentrations of credit risk, regulatory or legal developments, and other environmental factors. The determination of qualitative adjustments requires significant judgment.

Uncertainty and Sensitivity

Due to the use of significant estimates and assumptions, the allowance for credit losses is sensitive to changes in economic conditions and other key inputs. A deterioration in forecasted economic conditions, slower prepayment speeds, or adverse changes in borrower performance could result in an increase in the allowance, while improvements in these factors could lead to a reduction. Management regularly reviews and updates its assumptions and methodologies to ensure they remain appropriate in light of current conditions.

Accordingly, the allowance for credit losses may vary materially from period to period, and actual credit losses may differ from current estimates.

Emerging Growth Company Accounting Elections

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, as amended (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our SEC periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Additionally, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with such new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public companies and private companies until the earlier of the date that we (i) are no longer an emerging growth company, or (ii) affirmatively and irrevocably opt out of the extended transition period provided by the JOBS Act.

As a result, our Consolidated Financial Statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.235 billion or more, (ii) the end of the 2030 fiscal year, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

Results of Operations – Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Overview

Net income was $20.9 million, or $1.44 per diluted share, for the year ended December 31, 2025, compared to net income of $18.6 million, or $1.39 per diluted share, for the year ended December 31, 2024.

Net interest income increased 10% to $50.7 million for the year ended December 31, 2025, compared to $46.2 million for the year ended December 31, 2024. The positive growth within net interest income was primarily volume driven, as average loans increased to $945.6 million for the year ended December 31, 2025, an increase of $153.3 million, or 19%, when compared to average loans of $792.4 million for the year ended December 31, 2024.

The provision for credit losses was $3.9 million for the year ended December 31, 2025, compared to $2.2 million for the year ended December 31, 2024. The allowance for credit losses was $9.9 million at December 31, 2025, compared to $9.1 million at December 31, 2024. See “—Provision Expense and Allowance for Credit Losses — Loans” below for a further description of the provision for credit losses.

Noninterest income increased $9.1 million, or 56%, to $25.3 million for the year ended December 31, 2025, compared to $16.2 million for the year ended December 31, 2024. The increase was largely attributable to a $6.4 million increase in net interchange fees on credit cards, driven by increases in credit cards issued and credit card transaction volume when comparing the year ended December 31, 2025 to the year ended December 31, 2024.

Noninterest expense increased $8.8 million, or 24%, to $45.1 million for the year ended December 31, 2025, compared to $36.2 million for the year ended December 31, 2024. The increase was largely driven by higher salaries and benefits expense resulting from (i) an increase in full-time equivalent employees at our Company and the Bank to 184 as of December 31, 2025, compared to 169 full-time equivalent employees as of December 31, 2024, (ii) incurrence of certain severance-related payouts during the year ended December 31, 2025, (iii) incurrence of non-recurring legal, professional, and audit fees associated with the preparation of filings made with the U.S. Securities and Exchange Commission (the “SEC”) for the registration of offers and sale of shares of our Common Stock, and the listing of our Common Stock on the Nasdaq Capital Market, and (iv) the termination of an early generation third-party non-gaming credit card marketing agreement which resulted in certain credit card promotion and other expenses.

As of December 31, 2025, total assets were $1.4 billion, an increase of $237.1 million, or 21%, compared to total assets of $1.1 billion as of December 31, 2024. The increase in total assets was primarily driven by increases in loans, interest bearing deposits with banks, Bank owned life insurance, and other assets. Total assets under management, including $1.0 billion of sold loans for which servicing is retained, totaled $2.4 billion as of December 31, 2025.

Return on average assets for the years ended December 31, 2025 and 2024 was 1.70% and 1.85%, respectively. Return on average equity for the years ended December 31, 2025 and 2024 was 13.61% and 16.14%, respectively.

Net Interest Income and Net Interest Margin

Net interest income is calculated as the excess of interest earned from our interest-bearing assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, like deposits and borrowed funds. Net interest income represents the core earnings of the Bank’s primary activities of lending and investing, less the costs of obtaining funds.

Net interest margin is expressed as net interest income as a percentage of average earning assets, and reflects our ability to generate income from our interest-earning assets relative to the costs of funding those assets. Net interest income is affected by changes in interest rates, as well as composition and volume fluctuations in the average balances of interest-earning assets and interest-bearing liabilities.

Average balances, interest income or expense, and the interest yield or rate for our interest-sensitive assets and liabilities are presented in the table below. Average balances are calculated on a daily basis. We had no tax equivalent adjustments for the years ended December 31, 2025 and 2024.

	For the Year Ended
	December 31, 2025			December 31, 2024
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate(2)	Balance	Interest	Rate(2)
ASSETS:
Interest Bearing Deposits With Banks	$103,230	$4,737	4.59%	$81,479	$4,604	5.65%
Investment Securities:
Taxable	117,735	5,520	4.69%	85,799	3,983	4.64%
Loans, Net(1)	945,611	73,609	7.78%	792,360	66,267	8.36%
Federal Home Loan Bank Stock	5,263	460	8.74%	4,234	375	8.86%
Total Earning Assets	1,171,839	84,326	7.20%	963,872	75,229	7.80%

Cash and Due From Banks	6,723			6,043
Other Assets	49,472			35,834
Total Assets	1,228,034			1,005,749

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing Demand	$63,504	1,406	2.21%	$65,776	1,594	2.42%
Money Market and Savings	291,167	10,993	3.78%	224,037	8,797	3.93%
Certificates of Deposit	451,401	20,073	4.45%	332,816	17,383	5.22%
Total Interest-Bearing Deposits	806,072	32,472	4.03%	622,629	27,774	4.46%

Short-Term Borrowings	1	-	0.00%	2,046	113	5.52%
Subordinated Debt	26,123	1,119	4.28%	26,049	1,142	4.38%
Total Interest-Bearing Liabilities	832,196	33,591	4.04%	650,724	29,029	4.46%

Noninterest-bearing Deposits	219,009			219,395
Other Liabilities	23,078			20,139
Shareholders' Equity	153,751			115,491
Total Liabilities & Shareholders' Equity	$1,228,034			$1,005,749

Net Interest Income		$50,735			$46,200

Total Yield on Earning Assets			7.20%			7.80%
Cost on Interest-Bearing Liabilities			4.04%			4.46%
Average Interest Spread			3.16%			3.33%
Net Interest Margin			4.33%			4.79%

(1)	For the years ended December 31, 2025 and 2024 the average balance of loans, net includes average non-accrual loan balances of $26.1 million and $6.0 million, respectively.

Net interest income increased $4.5 million, or 10%, to $50.7 million for the year ended December 31, 2025, compared to $46.2 million for the year ended December 31, 2024.

Interest income increased $9.1 million as the result of a $208.0 million increase in average interest-earning assets over the twelve month period ending December 31, 2025. This increase was partially offset by lower loan yields due to yield reductions on adjustable-rate loans, securities, and other liquid assets as a result of the full-year impact of three federal funds rate decreases totaling 100 basis points initiated by the Federal Open Market Committee (“FOMC”) during the second half of 2024, and the partial-year impact of three federal funds rate decreases totaling 75 basis points initiated by the FOMC during the second half of 2025.

Investment yield increased to 4.69% for the year ended December 31, 2025, compared to 4.64% for the year ended December 31, 2024. The increase in the investment yield when compared to the previous year was the result of a changing investment mix designed to address asset-liability management objectives.

Net interest income was impacted by an increase in interest expense from $29.0 million for the year ended December 31, 2024 to $33.6 million for the year ended December 31, 2025. The increase in interest expense was driven by higher volumes of interest bearing liabilities, primarily within time deposits. This increase was partially offset by a decrease in the cost of funds from 4.46% during the year ended December 31, 2024 to 4.04% for the year ended December 31, 2025.

For the year ended December 31, 2025, net interest margin was 4.33%, compared to 4.79% for the year ended December 31, 2024. The decrease in net interest margin was primarily due to yield reductions on adjustable-rate loans, securities, and other liquid assets due to the previously mentioned decreases in the federal funds rate, which offset volume-driven increases in interest income during the year ended December 31, 2025.

The following table presents the effects of changing rates and volumes on net interest income for the periods indicated. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both volume and rate, which cannot be segregated, have been allocated to volume.

	Year Ended
	December 31, 2025 Compared To December 31, 2024
	Increase (Decrease)
(Dollars in thousands)	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Deposits With Banks	$1,229	$(1,096)	$133
Investment Securities:
Taxable	1,483	54	1,537
Loans, Net	12,817	(5,475)	7,342
Federal Home Loan Bank Stock	91	(6)	85
Total Interest Income	15,620	(6,523)	9,097

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest-bearing Demand	(55)	(133)	(188)
Money Market and Savings	2,636	(440)	2,196
Certificates of Deposit	6,194	(3,504)	2,690
Total Interest-Bearing Deposits	8,775	(4,077)	4,698

Short-Term Borrowings	(113)	-	(113)
Subordinated Debt	3	(26)	(23)
Total Interest Expense	8,665	(4,103)	4,562

NET INTEREST INCOME	$6,955	$(2,420)	$4,535

Provision Expense and Allowance for Credit Losses - Loans

For the year ended December 31, 2025, we recorded a $3.9 million provision for credit losses, compared to $2.2 million for the year ended December 31, 2024. The allowance for credit losses was $9.9 million at December 31, 2025, compared to $9.1 million at December 31, 2024. The allowance for credit losses to total net loans was 1.03% at December 31, 2025, compared to 1.12% at December 31, 2024.

Net charge-offs of $3.1 million were recorded during the year ended December 31, 2025, compared to $164 thousand for the year ended December 31, 2024. Charge-offs recorded during 2025 were comprised of (i) commercial real estate – non-owner occupied loan charge-offs of $2.0 million, (ii) commercial real estate – owner occupied loan charge-offs of $312 thousand, (iii) commercial and industrial loan charge-offs of $527 thousand, and (iv) credit card charge-offs of $384 thousand. These charge-offs were partially offset by (i) commercial real estate – non-owner occupied loan recoveries of $104 thousand, (ii) commercial and industrial loan recoveries of $34 thousand, and (iii) credit card recoveries of $5 thousand. The net charge-offs recorded during 2024 were comprised of $132 thousand of charge-offs related to certain commercial real estate – non-owner occupied loans as well as $108 thousand of credit card charge-offs. These charge-offs were partially offset by $76 thousand of recoveries attributable to certain commercial real estate – non-owner occupied loans.

A summary of the ratio of net charge-offs (recoveries) to total average gross loans outstanding is presented in the table below.

(Dollars in thousands)	Net Charge-Offs (Recoveries)	Average Gross Loans Outstanding (1)	Ratio of Net Charge-Offs to Total Average Loans Outstanding
Year Ended December 31, 2025
Commercial and industrial	$493	$69,071	0.71%
Commercial real estate - non-owner occupied	1,906	626,687	0.30
Commercial real estate - owner occupied	312	215,839	0.14
Construction and land development	-	3,133	0.00
Multifamily	-	18,855	0.00
Single Family Sr. Lien	-	2,677	0.00
Single Family Jr. Lien	-	2,495	0.00
Single Family HELOC	-	470	0.00
Consumer	380	5,850	6.50
Total	$3,091	$945,077	0.33%

Year Ended December 31, 2024
Commercial and industrial	$-	$53,830	0.00%
Commercial real estate - non-owner occupied	56	544,150	0.01
Commercial real estate - owner occupied	-	161,600	0.00
Construction and land development	-	1,113	0.00
Multifamily	-	17,347	0.00
Single Family Sr. Lien	-	8,177	0.00
Single Family Jr. Lien	-	3,206	0.00
Single Family HELOC	-	674	0.00
Consumer	108	1,037	10.41
Total	$164	$791,134	0.02%

(1) Average balances do not include deferred fees and costs or unamortized discount.

Noninterest Income

The following table presents the components of total noninterest income for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Gain on sale of loans	$12,347	$12,082	$265	2.2
Loan servicing income	3,178	1,757	1,421	80.9
Service charges and fees	228	184	44	23.9
Net interchange fees	7,750	1,344	6,406	476.6
Net gain on sales of investment securities	426	-	426	nm
Other income	1,357	818	539	65.9
Total Noninterest Income	$25,286	$16,185	$9,101	56.2

nm - not meaningful

Gain on sale of loans increased 2% to $12.3 million for the year ended December 31, 2025, compared to $12.1 million for the year ended December 31, 2024. Average pretax gain on loan sales as a percentage of the loans originated decreased to 3.49% for the year ended December 31, 2025, compared to 3.82% for the year ended December 31, 2024. SBA loan originations, and the subsequent sales of the government guaranteed portions of these loans, require SBA approval, which could not be obtained during the federal government shut down in effect from October 1, 2025 to November 15, 2025.

For the year ended December 31, 2025, loan servicing income increased 81% to $3.2 million, compared to $1.8 million for the year ended December 31, 2024, primarily due to an increase in the principal balance of loans serviced during 2025. Loan servicing income for the year ended December 31, 2024 was impacted by the write-off of certain servicing assets relating to the repurchase of the guaranteed portions of previously sold SBA loans totaling $401 thousand during 2024. Similar write-offs did not occur during 2025.

Net interchange fees totaled $7.8 million for the year ended December 31, 2025, compared to $1.3 million for the year ended December 31, 2024. The increase in net interchange fees is attributable to transaction volume growth within the Bank’s Visa Signature® Card product.

During the fourth quarter of 2025, we sold $52.0 million of investment securities and realized a collective pre-tax gain on the sales of $426 thousand, as part of a balance sheet repositioning to address asset-liability management objectives given the recent changes in the interest rate environment. The investment securities sold consisted of (i) available-for-sale securities with an aggregate amortized cost of $13.6 million, and (ii) the entire portfolio of held-to-maturity securities with an aggregate amortized cost of $38.4 million. No investment securities were sold during the year ended December 31, 2024.

Noninterest Expense

The following table presents the components of total noninterest expense for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits	$25,460	$22,349	$3,111	13.9
Data processing	6,076	3,674	2,402	65.4
Occupancy expense	1,620	1,667	(47)	(2.8)
Legal and professional fees	2,332	2,240	92	4.1
Loan related costs	2,058	1,678	380	22.6
Audits and exams	1,345	659	686	104.1
Advertising and marketing	2,773	562	2,211	393.4
FDIC insurance	520	454	66	14.5
Other	2,894	2,949	(55)	(1.9)
Total Noninterest Expense	$45,078	$36,232	$8,846	24.4

For the year ended December 31, 2025, noninterest expense increased 24% to $45.1 million, compared to $36.2 million for the year ended December 31, 2024.

For the year ended December 31, 2025, salaries and employee benefits increased 13.9% to $25.5 million, compared to $22.3 million for the year ended December 31, 2024. The increase was driven by (i) an increase in full-time equivalent employees at our Company and the Bank to 184 as of December 31, 2025, compared to 169 full-time equivalent employees as of December 31, 2024, (ii) the incurrence of certain severance-related payouts totaling $1.3 million during the year ended December 31, 2025.

Data processing expense increased by $2.4 million, or 65%, to $6.1 million for the year ended December 31, 2025, compared to $3.7 million for the year ended December 31, 2024. This increase reflects higher costs from transactional-based charges given the increase in the volume of loans, including significant increases in credit card transaction volume, and deposits during the year ended December 31, 2025.

Loan related costs were $2.1 million for the year ended December 31, 2025, an increase of $380 thousand, or 23%, compared to $1.7 million during the year ended December 31, 2024. This increase corresponds with the 23% increase in loan originations year over year from $539.9 million in loan originations during 2024 to $662.1 million in loan originations during 2025.

For the year ended December 31, 2025, audits and exam expense totaled $1.3 million, an increase of $686 thousand, or 104%, compared to $659 thousand for the year ended December 31, 2024. This increase was largely driven by the non-recurring audit fees associated with the preparation of filings made with the SEC for the registration of offers and sales of shares of our Common Stock, and the listing of our Common Stock on the Nasdaq Capital Market in April 2025, as well as the audit fees associated with quarterly reviews and ad hoc SEC filings.

For the year ended December 31, 2025, advertising and marketing expense totaled $2.8 million, an increase of $2.2 million, compared to $562 thousand for the year ended December 31, 2024. During the year ended December 31, 2025, we incurred additional advertising and promotional item expenses in order to increase recognition and knowledge of the Bank’s Visa Signature® Card product, as well as certain credit card promotion expenses related to the termination of an early generation third-party non-gaming credit card marketing agreement.

Income Taxes

Income tax expense was $6.0 million for the year ended December 31, 2025, an increase of $745 thousand, or 14%, compared to $5.3 million for the year ended December 31, 2024. The increase in income tax expense was primarily due to higher pre-tax earnings and additional tax expense related to increased state tax liabilities as the Bank continues to expand its lending footprint. The effective tax rate for the year ended December 31, 2025 was 22.2%, compared to 22.1% for the year ended December 31, 2024. The increase in the effective tax rate is attributable to income tax rates for the states in which the Bank has operations, offset by favorable discrete items related to excess tax benefits from stock-based compensation.

Financial Condition – December 31, 2025 Compared to December 31, 2024

Total Assets

Total assets increased 21% to $1.4 billion at December 31, 2025, compared to $1.1 billion at December 31, 2024, primarily due to an increase in net loans of $142.5 million and an increase in cash and equivalents of $73.7 million during the year ended December 31, 2025.

Cash and Cash Equivalents

Cash and cash equivalents increased 59% to $197.9 million at December 31, 2025, compared to $124.1 million at December 31, 2024, as cash inflows from deposit growth and investment security sales offset cash outflows to fund loan growth during the year ended December 31, 2025.

Investments

We maintain an investment security portfolio to (i) generate income through interest and potential sales, (ii) manage liquidity for funding needs, (iii) support interest rate risk management, and (iv) meet regulatory requirements for high-quality liquid assets. As of December 31, 2025, our investment security portfolio is comprised of available for sale securities recorded at fair value. As of December 31, 2024, our investment security portfolio was comprised of available for sale securities recorded at fair value and held-to-maturity securities recorded at amortized cost.

During the fourth quarter of 2025, we sold $52.0 million of investment securities and realized a collective pre-tax gain on such sales of $426 thousand, as part of a balance sheet repositioning to address asset-liability management objectives given the recent changes in the interest rate environment. The investment securities sold consisted of (i) available-for-sale securities with an aggregate amortized cost of $13.6 million, and (ii) the entire portfolio of held-to-maturity securities with an aggregate amortized cost of $38.4 million.

As a result of these sales, we held no held-to-maturity securities as of December 31, 2025, compared to $40.6 million of held-to-maturity securities as of December 31, 2024. Available-for-sale securities increased by $5.4 million to $71.0 million at December 31, 2025, compared to $65.6 million at December 31, 2024.

The following table presents the maturity composition and the weighted average yields of our investment portfolio as of December 31, 2025. Mortgage-backed security maturities are based on paydown trends in the most recent three-month period. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted-average yield is calculated based on the amortized cost of each security.

Maturing
(Dollars in thousands)	One Year		After One Year		After Five Years		After
	or Less		Through Five Years		Through Ten Years		Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
As of December 31, 2025	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities, at fair value:
Residential mortgage-backed securities	$848	-0.36%	$16,473	4.50%	$38,295	4.49%	$15,422	3.65%

Loans

The Bank’s lending operations are carried out in its local market area, comprised of Nevada, California, Utah, and Arizona, and across the United States through both (i) its GBank Visa Signature® Card, and (ii) the origination, sale, and servicing of SBA and USDA loans which are partially guaranteed by the U.S. government. The Bank generally sells the guaranteed portions of these loans.

Loans held for sale totaled $46.0 million at December 31, 2025 and consisted of commercial real estate – non-owner occupied, commercial real estate – owner occupied, and commercial and industrial loans. Loans held for sale totaled $32.6 million at December 31, 2024 and consisted of commercial real estate – non-owner occupied, commercial real estate – owner occupied, and commercial and industrial loans. The balance of the unguaranteed portions of the loans to be retained are reported as held for investment.

Total loans, net of deferred loan costs and unamortized discounts, increased 18% to $949.4 million as of December 31, 2025, compared to $806.8 million as of December 31, 2024. For the year ended December 31, 2025, total loan originations, including government guaranteed and non-guaranteed commercial loans, increased 23% to $662.1 million, compared to $539.9 million for the year ended December 31, 2024.

The following table presents the ending balance of gross loans outstanding, by type, as of December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
(Dollars in thousands)		Percent of		Percent of
	Balance	Total Loans	Balance	Total Loans
Commercial and industrial	$80,216	8.4%	$64,000	7.8%
Commercial real estate - non-owner occupied	750,565	78.2	630,551	77.3
Commercial real estate - owner occupied	94,576	9.9	88,802	10.9
Construction and land development	2,288	0.2	2,934	0.4
Multifamily	18,950	2.0	17,374	2.1
Single Family Sr. Lien	726	0.1	5,992	0.7
Single Family Jr. Lien	131	0.0	3,203	0.4
Single Family HELOC	459	0.0	1,389	0.2
Consumer	11,358	1.2	1,713	0.2
Loans, net	959,269	100.0%	815,958	100.0%
Allowance for credit losses	(9,890)		(9,114)
Loans, net of allowance	$949,379		$806,844

Beginning in the third quarter of 2023, and continuing into the first quarter 2024, we repurchased previously sold guaranteed SBA loans by initiating a change in loan terms with certain borrowers, at the borrowers’ option, to convert variable loans to five-year fixed loans at lower then-current interest rates. This resulted in the repurchase of $44.2 million of government guaranteed loan balances within the commercial real estate segment and industrial and commercial real estate segment during the first quarter of 2024. There were no such repurchases in 2025. The balance of guaranteed loans held for investment at December 31, 2025 was $183.7 million, representing 19.2% of held for investment loans, compared to a balance of guaranteed loans held for investment at December 31, 2024 of $201.3 million, representing 24.7% of held for investment loans. We do not anticipate conducting any material loan repurchases in the foreseeable future.

Net deferred loan costs totaled $10.0 million at December 31, 2025, compared to $8.2 million at December 31, 2024. Net deferred loan costs represent the costs incurred to originate loans, net of fees paid by the borrower, which are measured and recorded at the date the loan is originated. Unamortized discount totaled $10.9 million at December 31, 2025, compared to $8.9 million at December 31, 2024. The unamortized discount relates to the retained portion of government guaranteed loans, and is based on the relative fair value of the retained loan as calculated by an independent consulting firm. Loan costs and discount are amortized over the life of the loan and are recorded as an adjustment to interest income on the loan.

The following table sets forth, as of December 31, 2025, the dispersion of loan principal balances with amounts and the percentage of the total balances in the States with at least five percent of the total gross loans:

(Dollars in thousands)	December 31, 2025
	Amounts	Percentage
Nevada	$186,627	19.46%
North Carolina	149,863	15.62
Ohio	71,269	7.43
Illinois	70,252	7.32
Indiana	61,740	6.44
Texas	56,713	5.91
Other	362,805	37.82
	$959,269	100.00%

Maturity distribution by contractual maturity date and rate sensitivity information related to the loan portfolio is reflected in the table below.

(Dollars in thousands)	One Year and Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
As of December 31, 2025
Commercial and industrial	$37,629	$19,545	$23,042	$-	$80,216
Commercial real estate - non-owner occupied	12,927	19,562	255,515	462,561	750,565
Commercial real estate - owner occupied	836	24,995	61,272	7,473	94,576
Construction and land development	-	-	1,898	390	2,288
Multifamily	7,266	11,684	-	-	18,950
Single Family Sr. Lien	-	726	-	-	726
Single Family Jr. Lien	131	-	-	-	131
Single Family HELOC	-	-	453	6	459
Consumer	11,358	-	-	-	11,358
Total loans held in portfolio	$70,147	$76,512	$342,180	$470,430	$959,269
Predetermined (fixed) interest rates:
Commercial and industrial	$17,407	$14,065	$661	$-	$32,133
Commercial real estate - non-owner occupied	12,694	4,721	7,252	-	24,667
Commercial real estate - owner occupied	-	13,717	6,810	-	20,527
Construction and land development	-	-	1,097	-	1,097
Multifamily	7,266	11,373	-	-	18,639
Single Family Sr. Lien	-	-	-	-	-
Single Family Jr. Lien	-	-	-	-	-
Single Family HELOC	-	-	-	-	-
Consumer	-	-	-	-	-
Total predetermined (fixed) interest rates	$37,367	$43,876	$15,820	$-	$97,063
Floating interest rates:
Commercial and industrial	$20,222	$5,480	$22,381	$-	$48,083
Commercial real estate - non-owner occupied	233	14,841	248,263	462,561	725,898
Commercial real estate - owner occupied	836	11,278	54,462	7,473	74,049
Construction and land development	-	-	801	390	1,191
Multifamily	-	311	-	-	311
Single Family Sr. Lien	-	726	-	-	726
Single Family Jr. Lien	131	-	-	-	131
Single Family HELOC	-	-	453	6	459
Consumer	11,358	-	-	-	11,358
Total floating interest rates	$32,780	$32,636	$326,360	$470,430	$862,206

Credit Quality, Credit Risk, and Allowance for Credit Losses

In accordance with Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, we have grouped our loan portfolio into segments with similar risk characteristics based on factors such as loan type, credit risk profile, borrower characteristics, and other relevant attributes that influence the risk of default. By dividing loans into these segments, we can apply more tailored loss estimation techniques that reflect the specific credit risks associated with each segment.

Evaluations of our loan portfolio, its segments, and individual credits are inherently subjective and require significant judgments dependent on the circumstances at the time of the evaluation. As such, current period results are not an indication of future performance, and future evaluations may result in substantial changes to the allowance for credit losses and related provision expense as a result of changing economic conditions, asset quality, or loan portfolio composition in future periods.

For more information on our allowance for credit losses methodology, including the quantitative and qualitative factors used in the calculation, see “Note 2. Summary of Significant Accounting Policies” and “Note 4. Loans and Allowance for Credit Losses–Loans” within the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

The following table presents the allowance for credit loss as a percentage of total loans:

(In Thousands)
As of December 31, 2025	Total ACL - Loans	Total Loans	% of Total Loans Outstanding	Allowance as a % of Loan Category
Commercial and industrial	$378	$80,216	8.4%	0.5%
Commercial real estate - non-owner occupied	7,214	750,565	78.2	1.0
Commercial real estate - owner occupied	628	94,576	9.9	0.7
Construction and land development	164	2,288	0.2	7.2
Multifamily	42	18,950	2.0	0.2
Single Family Sr Lien	2	726	0.1	0.3
Single Family Jr Lien	1	131	0.0	0.8
Single Family HELOC	4	459	0.0	0.9
Consumer	1,457	11,358	1.2	12.8
Total	$9,890	$959,269	100.0%	1.0%

(In Thousands)
As of December 31, 2024	Total ACL - Loans	Total Loans	% of Total Loans Outstanding	Allowance as a % of Loan Category
Commercial and industrial	$496	$64,000	7.8%	0.8%
Commercial real estate - non-owner occupied	7,837	630,551	77.3	1.2
Commercial real estate - owner occupied	537	88,802	10.9	0.6
Construction and land development	49	2,934	0.4	1.7
Multifamily	39	17,374	2.1	0.2
Single Family Sr Lien	33	5,992	0.7	0.6
Single Family Jr Lien	14	3,203	0.4	0.4
Single Family HELOC	11	1,389	0.2	0.8
Consumer	98	1,713	0.2	5.7
Total	$9,114	$815,958	100.0%	1.1%

Our allowance for credit losses increased to $9.9 million at December 31, 2025, compared to $9.1 million at December 31, 2024, due to increases in non-government guaranteed loan balances year-over-year. Our allowance for credit losses as a percentage of loan balances decreased to 1.03% at December 31, 2025, compared to 1.12% at December 31, 2024.

The following table presents non-performing assets and related ratios as of December 31, 2025 and December 31, 2024.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Non-performing assets:
Total nonaccrual loans	$32,141	$14,128
Loans 90 days past due and accruing	854	40
Total non-performing loans	32,995	14,168
Other real estate owned	4,401	-
Total non-performing assets	$37,396	$14,168

Non-performing loans to net loans	3.90%	1.74%
Nonaccrual loans to net loans	3.35%	1.73%
ACL to nonaccrual loans	30.77%	64.51%
ACL to gross loans	1.03%	1.12%

We had $33.0 million of non-performing loans as of December 31, 2025, compared to $14.2 million of non-performing loans as of December 31, 2024. As of December 31, 2025, the balance of non-performing loans was comprised of certain commercial real estate – non-owner occupied, commercial real estate – owner occupied, commercial and industrial loans, and consumer loans totaling $33.0 million, of which $24.8 million is guaranteed by the SBA and specific credit loss reserves of $1.2 million have been assigned. As of December 31, 2024, the balance of non-performing loans was comprised of certain commercial real estate – non-owner occupied, commercial real estate – owner occupied, commercial and industrial loans, and consumer loans totaling $14.2 million, of which $9.3 million is guaranteed by the SBA and specific credit loss reserves of $1.4 million have been assigned.

Other Real Estate Owned

As of December 31, 2025, we had other real estate owned totaling $4.4 million, comprised of four commercial real estate properties obtained through foreclosure proceedings during 2025. We did not have any other real estate owned as of December 31, 2024.

Operating Lease Right of Use Asset

Our operating lease right of use asset increased by $779 thousand to $5.3 million at December 31, 2025, compared to $4.5 million at December 31, 2024. The increase was primarily attributable to certain lease amendments, executed during 2025, that extended the terms of two leased locations by five years.

Bank-owned Life Insurance

Bank-owned life insurance increased by $15.8 million to $30.0 million at December 31, 2025, compared to $14.2 million at December 31, 2024, due to a Bank owned life insurance investment of $15.0 million during the third quarter of 2025.

Loan Servicing Assets

Loan servicing assets increased by $2.2 million to $11.1 million at December 31, 2025, compared to $9.0 million at December 31, 2024, primarily due to the addition of servicing rights of $7.8 million relating to loans sold during the year ended December 31, 2025, partially offset by loan servicing asset amortization of $5.6 million.

Federal Home Loan Bank Stock, At Cost

Federal Home Loan Bank (“FHLB”) stock increased by $861 thousand to $5.5 million at December 31, 2025, compared to $4.7 million at December 31, 2024. As a member of the FHLB, the Bank is required to hold capital stock with this balance directly correlated to the Bank’s borrowing capacity with the FHLB.

Other Assets

Other assets were $37.8 million at December 31, 2025, an increase of $18.4 million, or 95%, compared to $19.4 million at December 31, 2024. The largest contributors to this increase were (i) cash in-transit related to certain investment security sales occurring during the fourth quarter of 2025 totaling $10.2 million, and (ii) an increase in balances due from the SBA, related to the workout of certain government guaranteed loans totaling $5.1 million.

Total Liabilities

Our total liabilities increased $212.1 million, or 22%, to $1.2 billion at December 31, 2025, compared to $981.7 million at December 31, 2024. The increase in total liabilities was primarily attributable to an increase in total deposits of $207.6 million, with the largest increases within time deposits and savings accounts.

Deposits and Other Funding Sources

Total deposits increased 22% to $1.1 billion at December 31, 2025, compared to $935.1 million at December 31, 2024. Year-to-date decreases in noninterest-bearing demand deposits were offset by increases in time deposits, savings deposits, and interest bearing demand deposits.

The following table presents the average balances of deposits by type and the related average interest rates as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing Deposits	$219,009	-%	$219,395	-%
Interest-bearing Demand	63,504	2.21	65,776	2.42
Money Market and Savings	291,167	3.78	224,037	3.93
Certificates of Deposit	451,401	4.45	332,816	5.22
	$1,025,081	3.17%	$842,024	3.30%

FDIC deposit insurance covers $250 thousand per depositor, per FDIC-insured bank, for each account ownership category. As of December 31, 2025, uninsured deposits were $417.4 million, compared to $385.7 million as of December 31, 2024.

The maturities of time deposits over $250 thousand as of December 31, 2025 were as follows:

(Dollars in thousands)	December 31, 2025
Three months or less	$10,168
Three to six months	3,655
Six to twelve months	14,549
Over 12 months	13,341
$41,713

Short-term Borrowings and Subordinated Debt

We had short-term borrowings of $371 thousand as of December 31, 2025, compared to no short-term borrowings as of December 31, 2024.

Subordinated debt totaled $26.2 million as of December 31, 2025, compared to $26.1 million as of December 31, 2024. See “Note 8. Subordinated Debt, Other Borrowings, and Available Lines of Credit” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Operating Lease Liability

Operating lease liability increased by $918 thousand to $5.8 million at December 31, 2025, compared to $4.8 million at December 31, 2024. The increase was primarily attributable to certain lease amendments, executed during 2025, that extended the terms of two leased locations by five years.

Other Liabilities

Other liabilities totaled $18.8 million at December 31, 2025, an increase of $3.1 million, or 20%, compared to $15.7 million at December 31, 2024. This increase was driven by (i) higher accrued interest payable due to volume and rate increases within interest-bearing deposits, and (ii) increases in accrued expenses and other liabilities to support growth within the organization.

Stockholders’ Equity and Capital

Stockholders’ equity increased 18% to $165.8 million at December 31, 2025, compared to $140.7 million at December 31, 2024, primarily driven by net income generated during the year ended December 31, 2025.

The sufficiency of a bank’s capital to cover its risk exposures and absorb potential losses, in order to ensure stability and solvency, is a key element of capital adequacy. Regulatory frameworks set minimum capital requirements that are typically expressed as a percentage of the bank’s risk-weighted assets, and include common equity tier 1, tier 1, and total capital ratios. These minimum capital requirements have been established so that banks maintain a buffer of capital to protect against financial shocks, sustain operations during economic downturns, and safeguard depositors and the financial system as a whole.

On November 4, 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio (“CBLR”) framework, for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective on January 1, 2020 and allows qualifying community banking organizations to calculate a leverage ratio to measure capital adequacy. Banks opting into the CBLR framework are not required to calculate or report risk-based capital. We adopted the CBLR framework and standards with our Call Report filed with the federal banking agencies for the quarter ended September 30, 2020.

Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% are considered to have satisfied the risk-based and leverage capital requirements in the federal banking agencies’ generally applicable capital rule. Additionally, such insured depository institutions are considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act.

The main components and requirements of the CBLR framework are as follows:

·	Tier 1 Capital Leverage ratio greater than 9%;

·	Less than $10 billion in average total consolidated assets

·	Off-balance-sheet exposures of 25% or less of total consolidated assets

·	Trading assets plus trading liabilities of 5% or less of total consolidated assets

·	Not an advanced approaches banking organization

As of December 31, 2025 and 2024, our Company and the Bank were in compliance with the CBLR requirements.

The table below presents a summary of our measures of the main components and requirements of the CBLR:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Bank Tier 1 Capital Leverage Ratio	13.42%	12.90%
Average Total Consolidated Assets	$1,331,466	$1,076,785
Off-Balance-Sheet Exposures	$91,804	$38,762
Ratio of Off-Balance-Sheet Exposures to Total Assets	6.77%	3.47%
Trading Assets	None	None
Advanced Approaches Banking Organization	No	No

Our Company’s common equity to assets ratio was 12.2% as of December 31, 2025, compared to 12.5% as of December 31, 2024. Our Company’s book value per share was $11.52 as of December 31, 2025, an increase of 17%, compared to $9.87 as of December 31, 2024.

Contractual Obligations

Our aggregate contractual obligations to make future cash payments as of December 31, 2025 are presented in the table below.

		Payments Due by Period
(Dollars in thousands)	Total	One Year and Less	One to Three Years	Three to Five Years	More Than Five Years
Operating lease obligations	$6,647	$1,007	$2,155	$2,167	$1,318
Certificates of deposit	568,564	411,139	129,775	27,650	-
Short-term borrowings	371	371	-	-	-
Subordinated debt	26,163	-	-	-	26,163
Total	$601,745	$412,517	$131,930	$29,817	$27,481

Liquidity

Liquidity management encompasses our ability to meet our funding obligations at a reasonable cost. Maintaining an adequate level of liquidity depends on our ability to efficiently meet both expected and unexpected funding events without adversely affecting the daily operations or the financial condition of our Company or the Bank.

Our primary sources of funding are deposits, proceeds from the sale or maturity of investment securities, payments received on loans and mortgage-backed securities, loan sales, and borrowing capacity available from various correspondent banks.

We have a line of credit available from the FHLB of San Francisco. As of December 31, 2025 and 2024, the unused borrowing capacity with the FHLB of San Francisco, as collateralized by qualifying securities and pledged loans, was approximately $88.7 million and $85.0 million, respectively. The balance on the line of credit with the FHLB of San Francisco was $100 thousand as of December 31, 2025. No draws were outstanding on the line of credit with the FHLB of San Francisco as of December 31, 2024.

The Bank is approved to pledge loans under the Federal Reserve Bank’s Borrower-In-Custody (“BIC”) Program. As of December 31, 2025 and 2024, the Bank had pledged loans and securities with an approximate carrying value of $633.1 million and $590.5 million, respectively, under the BIC Program. Unused borrowing capacity at the Federal Reserve Bank totaled $351.3 million and $362.6 million for the years ended December 31, 2025 and 2024, respectively. The balance outstanding under the BIC Program was $1,000 as of December 31, 2025. No draws were outstanding under the BIC Program as of December 31, 2024.

We also have unsecured lines of credit with other correspondent banks totaling $40.0 million at December 31, 2025. The balance outstanding on these lines of credit totaled $260 thousand as of December 31, 2025. No draws were made under these lines of credit and no balances were outstanding as of December 31, 2024.

Management reviews our liquidity position daily, and believes that our overall liquidity position is strong. On at least a quarterly basis, a comprehensive liquidity analysis is reviewed by the Asset Liability Committee of the Bank Board and our Board of Directors. We are not aware of any current trends, demands, commitments or events that are reasonably likely to result in a decrease in liquidity in the near term. In order to ensure that the Bank maintains adequate liquidity, our Board of Directors has established certain limits and ratios regarding liquidity and funding, which are monitored by management daily and reported monthly to our Board of Directors.

The following tables present the required limits and ratios, and the position of the Bank:

Liquidity Ratios	Policy Limits & Targets		December 31, 2025	December 31, 2024

Liquidity Ratio	Minimum	10%	27.2%	24.0%
Total Liquidity / Total Assets	Minimum	15%	58.9%	66.9%
Held for Investment Loans / Total Assets	Maximum	85%	70.9%	75.6%
Unfunded Loan Commitments / Total Assets	Maximum	25%	6.8%	5.2%
12 Month CD Maturities / Primary Liquidity	Maximum	100%	55.8%	46.3%

Funding Concentration Limits	Policy Limits & Targets		December 31, 2025	December 31, 2024

Brokered Deposits / Total Assets	Maximum	25%	7.8%	7.1%
Deposit Listing Service / Total Assets	Maximum	25%	8.5%	6.5%
FHLB Advances / FHLB Available Limit	Maximum	55%	0.1%	0.0%
Borrowings / Total Assets	Maximum	20%	0.0%	0.0%
Fed Funds Purchased / Total Assets	Maximum	15%	0.0%	0.0%
Repurchase Agreements / Total Assets	Maximum	15%	0.0%	0.0%
Total Wholesale Funding / Total Assets	Maximum	40%	18.9%	15.3%

Our Consolidated Statements of Cash Flows included in this Annual Report on Form 10-K present additional information regarding the sources and uses of cash for the year ended December 31, 2025. Operating activities resulted in a net decrease in cash of $9.6 million, primarily due to cash outflows for the origination of loans held for sale, which offset cash inflows from loan sales. Investing activities resulted in a net decrease in cash of $144.7 million, primarily due to loans originated and held for investment, as well as purchases of available for sale securities. Financing activities resulted in a net increase to cash of $208.8 million, primarily due to a net increase in deposits during 2025.

Off-Balance Sheet Arrangements

We make contractual commitments to extend credit and extend lines of credit, which are subject to our credit approval and monitoring procedures. As of December 31, 2025, commitments to extend credit amounted to $91.1 million, compared to $57.4 million as of December 31, 2024.

Off-balance sheet commitments related to credit cards primarily represent our unfunded lending commitments to cardholders, which arise from available but unused credit lines. While these amounts do not appear on our consolidated balance sheet because they have not yet been drawn, they reflect our contractual obligation to extend credit, subject to applicable terms and conditions. We manage the associated credit risk through established underwriting standards, ongoing account monitoring, credit line management, and the ability to reduce or cancel available lines in accordance with applicable laws and agreements. Because cardholders may draw on available credit at any time, these commitments expose us to potential liquidity and credit risk; however, we believe that a significant portion of available credit lines will not be utilized. Credit card commitments were $116.6 million as of December 31, 2025, compared to $18.3 million as of December 31, 2024.

We also issue standby letters of credit to customers. The risk associated with standby letters of credit is essentially the same as the credit risk involved in loan extensions to customers. Standby letters of credit were $747 thousand at December 31, 2025, compared to $797 thousand at December 31, 2024.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for emerging growth companies. As an “emerging growth company,” we may delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are required to be adopted by private companies. We intend to take advantage of the benefits of the extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

Impact of Inflation and Changing Prices

Our Consolidated Financial Statements and related financial data presented in this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Risk Management

Effectively managing risk is crucial for the success of a financial institution. Our primary risk exposures include credit risk, interest rate risk, and market risk. Credit risk refers to the possibility of failing to collect interest or principal on loans or investments when due. Interest rate risk involves potential decreases in interest income due to changes in interest rates. Market risk stems from fluctuations in interest rates that can affect the value of financial instruments, such as available-for-sale securities measured at fair value. Additionally, we face operational risk, liquidity risk, and reputation risk. Operational risk encompasses issues related to fraud, regulatory compliance, processing errors, technology, and disaster recovery. Liquidity risk refers to the potential inability to meet obligations to depositors, lenders, or borrowers. Reputation risk involves the threat that negative publicity, whether true or not, could diminish our customer base or revenue.

We seek to mitigate the impacts of risk through various means while acknowledging that the impacts of the primary risk exposures can never been fully eliminated. The key strategic elements utilized to limit the risk of loss relating to each primary risk exposure identified include but are not limited to (i) effective asset liability management to limit interest rate risk, liquidity risk, and market risk, (ii) conservative lending and underwriting standards to limit credit risk, and (iii) hiring skilled personnel, providing ongoing training, and enforcing detailed policies and procedures to limit operational and reputational risks.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company (as defined in Rule 12b-2 under the Exchange Act), we are not required to provide the information called for by this Item 7A.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed as part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements, and are set forth below.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors

GBank Financial Holdings Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GBank Financial Holdings Inc. and Subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2007.

Chicago, Illinois

March 27, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GBank Financial Holdings Inc. and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except per share data)
ASSETS	December 31, 2025	December 31, 2024
Cash and due from banks	$5,326	$9,262
Interest-bearing deposits with other financial institutions	192,538	114,860
Total cash and cash equivalents	197,864	124,122

Investment securities:
Available for sale, at fair value (amortized cost of $71,061 at December 31, 2025 and $67,308 at December 31, 2024)	71,038	65,609
Held to maturity, at amortized cost (fair value of $0 at December 31, 2025 and $40,392 at December 31, 2024)	-	40,569
Loans held for sale	46,009	32,649
Loans, net of deferred fees and costs	959,269	815,958
Less: Allowance for credit losses	(9,890)	(9,114)
Loans, net	949,379	806,844

Premises and equipment, net	1,094	835
Operating lease right-of-use asset	5,297	4,518
Bank-owned life insurance	30,004	14,236
Loan servicing assets, net	11,140	8,976
Federal Home Loan Bank stock, at cost	5,513	4,652
Other real estate owned	4,401	-
Other assets	37,752	19,354
Total Assets	$1,359,491	$1,122,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$214,127	$239,672
Interest-bearing demand	70,966	68,132
Savings	289,038	256,724
Time	568,564	370,552
Total deposits	1,142,695	935,080

Short-term borrowings	371	-
Subordinated debt	26,163	26,088
Operating lease liability	5,757	4,839
Other liabilities	18,750	15,657
Total liabilities	1,193,736	981,664

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Common stock, par value $0.0001; 80,000,000 shares authorized; 14,385,226 shares issued and outstanding at December 31, 2025 and 14,252,435 shares issued and outstanding at December 31, 2024	1	1
Additional paid-in capital	80,405	77,571
Retained earnings	85,366	64,437
Accumulated other comprehensive loss	(17)	(1,309)
Total Stockholders' Equity	165,755	140,700
Total Liabilities and Stockholders' Equity	$1,359,491	$1,122,364

See Notes to Consolidated Financial Statements.

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Year Ended December 31,
INTEREST INCOME	2025	2024
Interest and fees on loans	$73,609	$66,267
Interest on deposits with other financial institutions	4,737	4,604
Taxable interest on investment securities	5,520	3,983
Other interest bearing balances	460	375
Total interest income	84,326	75,229

INTEREST EXPENSE
Interest on deposits	32,472	27,774
Interest on short-term borrowings	-	113
Interest on subordinated debt	1,119	1,142
Total interest expense	33,591	29,029
Net interest income	50,735	46,200
PROVISION FOR CREDIT LOSSES	3,850	2,243
Net interest income after provision for credit losses	46,885	43,957

NONINTEREST INCOME
Gain on sale of loans	12,347	12,082
Loan servicing income	3,178	1,757
Service charges and fees	228	184
Net interchange fees	7,750	1,344
Net gain on sales of investment securities	426	-
Other income	1,357	818
Total noninterest income	25,286	16,185

NONINTEREST EXPENSE
Salaries and employee benefits	25,460	22,349
Data processing	6,076	3,674
Occupancy expense	1,620	1,667
Legal and professional fees	2,332	2,240
Loan related costs	2,058	1,678
Audits and exams	1,345	659
Advertising and marketing	2,773	562
FDIC insurance	520	454
Other	2,894	2,949
Total noninterest expense	45,078	36,232
INCOME BEFORE PROVISION FOR INCOME TAXES	27,093	23,910
Provision for income taxes	6,019	5,274
NET INCOME BEFORE EQUITY INVESTMENT LOSS	21,074	18,636
Net loss attributable to equity investment	(145)	-
NET INCOME	$20,929	$18,636

PER COMMON SHARE DATA
Basic earnings per common share	$1.46	$1.41
Diluted earnings per common share	$1.44	$1.39
Weighted-average basic shares outstanding	14,292,579	13,197,050
Weighted-average diluted shares outstanding	14,484,059	13,426,221

See Notes to Consolidated Financial Statements.

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Net income	$20,929	$18,636
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) on securities available for sale	1,546	(1,367)
Reclassification adjustment for gains included in net income	131	-
Income tax (expense) benefit	(385)	310
Total other comprehensive income (loss), net of tax	1,292	(1,057)
Comprehensive income	$22,221	$17,579

See Notes to Consolidated Financial Statements.

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2023	12,746,649	$1	$52,877	$45,801	$(252)	$98,427

Net income	-	-	-	18,636	-	18,636
Other comprehensive loss, net of tax	-	-	-	-	(1,057)	(1,057)
Common stock issued in private placement offering	1,081,081	-	19,337	-	-	19,337
Common stock issued to BCS	231,508	-	3,299	-	-	3,299
Exercise of stock options	82,875	-	124	-	-	124
Director Compensation Plan	22,687	-	383	-	-	383
Employee stock grant	13,600	-	367	-	-	367
Restricted stock activity	74,035	-	1,184	-	-	1,184
Balance December 31, 2024	14,252,435	$1	$77,571	$64,437	$(1,309)	$140,700

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2024	14,252,435	$1	$77,571	$64,437	$(1,309)	$140,700

Net income	-	-	-	20,929	-	20,929
Other comprehensive income, net of tax	-	-	-	-	1,292	1,292
Exercise of stock options	27,234	-	226	-	-	226
Director Compensation Plan	10,254	-	363	-	-	363
Restricted stock activity	95,303	-	1,697	-	-	1,697
Stock option loan activity	-	-	548	-	-	548
Balance, December 31, 2025	14,385,226	$1	$80,405	$85,366	$(17)	$165,755

See Notes to Consolidated Financial Statements.

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Twelve Months Ended
(Dollars in thousands)	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net income	$20,929	$18,636
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	3,850	2,243
Depreciation	237	254
Amortization and writeoff of loan servicing assets	5,634	4,848
Amortization of operating lease right of use assets	875	816
Amortization of subordinated debt issuance costs	75	75
Investment securities amortization and accretion, net	(791)	(393)
Net gain on sales of investment securities	(426)	-
Loss on writedown of other real estate owned	72	-
Stock compensation expense	2,060	1,934
Gain on sale of loans	(12,347)	(12,082)
Gross originations of loans held for sale	(370,413)	(328,316)
Proceeds from sale of loans held for sale	377,078	339,262
Income from bank owned life insurance	(768)	(405)
Net change in deferred income taxes	134	(443)
Increase in accrued interest receivable	(656)	(1,597)
Increase in other assets	(18,261)	(606)
Net change in operating lease liability	(736)	(658)
Increase in accrued interest payable and other liabilities	3,093	2,914
Net cash provided by operating activities	9,639	26,482

Cash flows from investing activities:
Purchases of premises and equipment	(496)	(194)
Purchase of bank owned life insurance	(15,000)	-
Proceeds from sales of securities available for sale	13,762	-
Purchase of securities available for sale	(32,909)	(66,036)
Maturities and repayments of investment securities available for sale	16,367	1,915
Proceeds from sales of securities held to maturity	38,620	-
Maturities and repayments of investment securities held to maturity	2,194	57,348
Purchase of FHLB stock	(861)	(1,430)
Purchased loans	-	(44,184)
Net change in loans	(166,334)	(126,553)
Net cash used in investing activities	(144,657)	(179,134)

Cash flows from financing activities:
Net increase in deposits	207,615	189,380
Increase (decrease) in short-term borrowings	371	(30,000)
Proceeds from repayment of stock option loans	548	-
Net proceeds from issuance of common stock	226	19,461
Net cash provided by financing activities	208,760	178,841

Net increase in cash and cash equivalents	73,742	26,189
Cash and cash equivalents beginning of period	124,122	97,933
Cash and cash equivalents end of period	$197,864	$124,122

Supplemental disclosures of cash flow information:
Cash payments for interest	$32,935	$27,495
Cash payments for income tax	4,146	5,549

Supplemental schedule of noncash investing and financing activities
Loans transferred to other real estate owned	4,473	-
Loans held for sale transferred to held for investment	3,115	53,292
Investment in BankCard Services LLC	-	3,299

See Notes to Consolidated Financial Statements.

GBank Financial Holdings Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business

These financial statements are prepared on a consolidated basis for GBank Financial Holdings Inc. (“GBFH”) and its wholly owned subsidiary, GBank (the “Bank”), formerly known as Bank of George. References herein to “Company” refer to the consolidated entity and its financial statements.

GBFH is a bank holding company whose subsidiary, GBank, provides banking services to commercial and consumer customers. GBFH is subject to regulation by the Federal Reserve Bank of San Francisco, California (“FRB”) and the State of Nevada Department of Business and Industry, Financial Institutions Division (“NFID”). As a state-chartered bank, GBank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the NFID.

GBFH was formed in 2017 to become the parent bank holding company for GBank. In 2017 the stockholders of GBank exchanged their common stock in GBank for common stock in GBFH. The transaction was accounted for at historical cost, similar to that in pooling-of-interests accounting.

GBank was incorporated on May 11, 2007 and commenced operations on September 24, 2007. GBank’s business is concentrated in the Las Vegas, Nevada area and is subject to the general economic conditions of that area. GBank‘s primary market for deposit customers is in Las Vegas and Clark County, Nevada, although GBank accepts deposits from deposit listing services as needed to support its funding needs. The majority of GBank’s lending operations are carried out through its:

•

"Local Market" area, comprised of two full-service commercial branches in Las Vegas, Nevada serving the needs of small- and medium-sized businesses, high net worth individuals, professionals, and investors in Nevada, California, Utah and Arizona, and

•	“National Market” area, which primarily originates, sells and services loans guaranteed by the SBA and the United States Department of Agriculture (“USDA”) in over forty states.

Additionally, through its partnership with BankCard Services, LLC ("BCS"), the Bank has established relationships with national gaming companies, skills games companies, and payments and wallet provider companies to provide innovative Gaming FinTech and payment solutions.

Concentration of credit risk: Most of the Company’s activities are with customers located over forty states, with the largest concentration in the state of Nevada, with 22% of all loans and loan commitments to borrowers or for collateral located in Nevada.

Note 2. Summary of Significant Accounting Policies

The accounting and reporting policies followed by the Company are in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) and conform to practices within the financial services industry.

Principles of consolidation: The consolidated financial statements as of and for the years ended December 31, 2025 and 2024 include the accounts of GBFH and GBank. All significant intercompany balances and transactions were eliminated in consolidation.

Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Material estimates that are susceptible to significant changes in the near term relate to the determination of the allowance for credit losses.

Reclassifications: Certain amounts reported in prior periods have been reclassified in the consolidated financial statements to conform to the current presentation. The reclassifications have no effect on previously reported net income or stockholders’ equity.

Segments: Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Bank’s CODM is Edward Nigro, CEO and Executive Chairman. The Company’s CODM monitors the revenue streams and significant expenses of its various products and services, as well as budget to actual results, in assessing the Company’s segments. The evaluation of significant expenses include salaries and employee benefits, data processing, occupancy, and legal and professional fees. Overall, operations are managed, and financial performance is evaluated, on a Company-wide basis using the Company’s consolidated net income to monitor actual results versus budget, in competitive analyses by benchmarking to the Company’s peers, and in decision making pertaining to executive compensation levels, new product decisions, expansion plans, and capital expenditure spending. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable segment.

Accounting policies for the Company’s single reportable segment follow those detailed in this footnote. The measure of segment assets is reported on the consolidated balance sheets and segment results are presented on the consolidated statements of income.

The following table presents certain information reviewed by management for the years ended December 31, 2025 and 2024:

	Year Ended
(Dollars in thousands)	December 31, 2025	December 31, 2024
Net interest income	$50,735	$46,200
Provision for credit losses	3,850	2,243
Noninterest income	25,286	16,185
Noninterest expense	45,078	36,232
Provision for income taxes	6,019	5,274
Net loss attributable to equity investment	(145)	-
Net income	20,929	18,636

Total Assets	$1,359,491	$1,048,002

Recent accounting pronouncements: The following paragraphs discuss recently adopted accounting pronouncements as well as accounting pronouncements pending adoption.

Recent Accounting Pronouncements Adopted

The following reflect accounting pronouncements adopted by the Company:

ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), was issued in December 2023 to enhance income tax disclosures primarily through the disaggregation of the rate reconciliation and disclosure of income taxes paid to each federal and state jurisdiction (net of refunds). The amendments in this update are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, and may be applied on a prospective or retrospective basis. As the amendments in this update relate entirely to enhanced disclosure requirements, adoption of this guidance will not have an impact on the Company's financial position or results of operations. The Company has provided these enhanced income tax disclosures on a retrospective basis in this annual report on Form 10-K filing for the year ending December 31, 2025.

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

ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”) was issued in May 2025 and amends guidance to improve consistency in identifying the accounting acquirer in transactions involving the acquisition of a variable interest entity that meets the definition of a business. The amendments are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.

Other Recent Legislation

On July 4, 2025, new federal tax legislation was signed into law. The legislation includes a range of tax reform measures, including the extension and modification of certain provisions originally enacted under the Tax Cuts and Jobs Act. Key changes include the restoration of 100% bonus depreciation, immediate expensing for domestic research and development expenditures, and modifications to international tax rules. The impact of this legislation is not material to the Company’s consolidated financial position and results of operations for the year ending December 31, 2025.

Emerging Growth Company Accounting Election: We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Additionally, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided by the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.235 billion or more, (ii) the end of the 2030 fiscal year, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended.

Cash and cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers cash on hand, amounts due from banks, and interest-bearing deposits at other financial institutions that have original maturities of three months or less to be cash and cash equivalents. Cash flows from loans originated by the Company and deposits are reported net. Restricted cash represents cash that is not available due to restrictions related to its use. The Company had no restricted cash balances as of December 31, 2025 or 2024.

The Company maintains amounts due from banks which, at times, may exceed federally insured limits. No losses have been experienced in such accounts.

Investment securities: The Company holds a portfolio of investment securities consisting of residential mortgage-backed debt securities. Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized gains are reported as a separate component of other comprehensive income, while unrealized losses are assessed under ASC 326-13 as discussed in more detail under the heading “Allowance for credit losses – available for sale securities” below. The amortization of premiums and accretion of discounts are recognized in interest income over their contractual lives. Realized gains or losses, determined based on the cost of specific securities sold, are included in earnings.

If the Company has the intent and ability at the time of purchase to hold debt securities until maturity, they are classified as held to maturity and are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income over their contractual lives.

Allowance for credit losses – available for sale securities: In accordance with ASC 326-13, the Company evaluates available for sale securities in an unrealized loss position on an individual basis to determine whether (i) the Company intends to sell the security, or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding a potential sale of the security is met, the security’s amortized cost basis is written down to fair value through income.

For available for sale securities that do not meet the potential sale criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for credit loss expense (or reversal). Losses are charged against the allowance for credit losses when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No allowance for credit losses was recorded related to available for sale securities as of December 31, 2025 or 2024.

The Company has made an accounting policy election to exclude accrued interest receivables on financial instruments from the calculation of the allowance for credit losses under ASC 326-20-30-5A as the Company writes off uncollectible accrued interest in a timely manner, generally ninety days. Accrued interest receivable totaling $189 thousand and $194 thousand as of December 31, 2025 and 2024, respectively, is excluded from the estimate of credit losses for available for sale securities and is reported in other assets on the consolidated balance sheets. No interest receivable was written off related to available for sale securities during the years ended December 31, 2025 or 2024.

Allowance for credit losses – held to maturity securities: In accordance with ASC 326-13, the Company evaluates held to maturity securities on a collective (pooled) basis when similar risk characteristics exist. During the fourth quarter of 2025, as part of a balance sheet repositioning to address asset-liability management objectives given the recent changes in the interest rate environment, the Company sold its entire portfolio of held to maturity securities. GBank’s held-to-maturity investment portfolio segments consisted of GNMA MBS securities and Investment Grade CMO securities at December 31, 2024.

As of December 31, 2024, based on historical credit loss information, adjusted for current conditions, the expectation of nonpayment of the amortized cost basis of the Company’s held to maturity GNMA securities was zero. These security classes were widely recognized as “risk-free” with high credit ratings and are guaranteed by the United States government.

The probability of default/loss given default method was used to determine the credit loss for Investment Grade CMO securities, and as of December 31, 2024, no credit loss allowance was warranted related to these securities.

The Company has made an accounting policy election to exclude accrued interest receivables on financial instruments from the calculation of the allowance for credit losses under ASC 326-20-30-5A as the Company writes off uncollectible accrued interest in a timely manner, generally ninety days. As of December 31, 2024, accrued interest receivable totaling $170 thousand was excluded from the estimate of credit losses for held to maturity securities and was reported in other assets on the consolidated balance sheets. No interest receivable was written off related to held to maturity securities during the years ended December 31, 2025 or 2024.

Equity securities: During the second quarter of 2022, the Company entered into a Limited Partnership Agreement with a venture capital fund under which the Company has committed up to $2 million in capital contributions to the partnership. The Company is a limited partner of the partnership with no controlling financial interests. In accordance with ASC Topic 321, The Company is reporting this investment as an equity security without a readily determinable fair value at cost, less impairment. The carrying amount of the investment was $1.1 million and $660 thousand as of December 31, 2025 and 2024, respectively, and is included in other assets on the consolidated balance sheets. No impairment was recognized related to this investment during the years ended December 31, 2025 or 2024.

During the second quarter of 2024, the Company announced the completion of its acquisition of a 32.99% non-voting equity interest in BankCard Services, LLC (“BCS”), which GBFH determined was a variable interest entity (“VIE”). This acquisition was completed by exchanging 231,508 shares of restricted, non-voting GBFH common stock for 143,371 shares of non-voting BCS common stock. The GBFH non-voting stock must be held by BCS for a minimum of one year and can only be converted into voting shares upon a disposition by BCS, in accordance with applicable Federal Reserve regulations.

GBFH evaluated its investment in BCS under FASB ASC 810 Consolidation to determine if GBFH had a controlling financial interest under the VIE model. A VIE is an entity in which the equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary, which is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.

The Company determined that it holds a variable interest in BCS through its 32.99% of non-voting common equity, however the Company determined that it does not have the power to direct the activities that most significantly impact the economics of BCS.

The Company also considered the impact of related parties and noted that BCS has a single decision maker who is part of a related party group with GBFH, however, the single decision maker and GBFH are not under common control, and substantially all of the activities of BCS are not conducted on behalf of GBFH. As a result, GBFH is not the primary beneficiary and BCS should not be consolidated.

While GBFH does not hold a controlling financial interest in BCS, the Company concluded that its investment qualified to be accounted for using the equity method of accounting under ASC 323 Investments – Equity Method and Joint Ventures. GBFH’s cost basis in its equity investment in BCS totaled $3.2 million and $3.3 million as of December 31, 2025 and 2024, respectively and is reported in other assets on the consolidated balance sheets. The basis difference between the Company’s carrying value and proportional share of BCS’s book value as of December 31, 2025 and 2024 is primarily attributable to (i) an intangible asset related to intellectual property totaling $1.8 million and $1.9 million as of December 31, 2025 and 2024, respectively, which will amortize over the remaining life of the asset, (ii) equity method goodwill of $1.4 million as of December 31, 2025 and 2024 which is not amortized, and (iii) deferred tax liability of $415 thousand and $453 thousand as of December 31, 2025 and 2024, respectively. The Company’s maximum exposure to loss is limited to GBFH’s total investment in BCS as no commitments to provide additional liquidity or funding exist. No conversions, exercises, or contingent issuances of BCS’s securities exist that would significantly affect GBFH’s share of reported earnings or losses of BCS. No impairment was recognized related to this investment during the years ended December 31, 2025 or 2024.

As of December 31, 2025, excluding BCS’s investment in GBFH non-voting stock, BCS had assets of $1.3 million, liabilities of $24 thousand, and equity of $1.3 million. BCS reported net income of $46 thousand for the year ended December 31, 2025. As of December 31, 2024, excluding BCS’s investment in GBFH non-voting stock, BCS had assets of $1.3 million, liabilities of $36 thousand, and equity of $1.3 million. BCS reported net income of $220 thousand for the year ended December 31, 2024. The Company’s share of BCS’s income did not have a material impact on the Company’s consolidated financial statements. No distributions were made from BCS to GBFH during the years ended December 31, 2025 or 2024.

Loans held for sale: Loans held for sale are those loans that the Company has the intent to sell in the foreseeable future. The Company’s loans held for sale consist of the portions of commercial and industrial, commercial real estate, and construction and land development loans that are guaranteed by the U.S. government. These loans may be fully funded or in an open funding status. The time frame for a loan to be fully funded can range from immediately upon closing to over a year, as in the case of a loan that includes loan proceeds for additional construction or improvements to the property securing the loan.

Upon full funding, the Company will generally sell the guaranteed portion of the loan and retain the unguaranteed portion as a loan held for investment and retains servicing rights on the sold portion of the loan. The Company issues various representations and warranties associated with the sale of loans. No losses have been incurred relating to these provisions.

Loans held for sale are recorded at the lower of cost or fair value, which is computed by the aggregate method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains and losses on the sale of loans are recognized pursuant to Accounting Standards Codification 860, Transfers and Servicing.

Interest income on these loans is accrued daily. Loan origination fees and costs and origination fees and income on loans held for sale are amortized over the estimated life of the loan until the loan is sold.

Loans held for investment: The Company generally holds loans for investment and has the intent and ability to hold loans until their maturity. Net loans are stated at the amount of unpaid principal, adjusted for net unamortized deferred fees and costs, unamortized discount and an allowance for credit losses.

Loan types are determined based on the nature of the loan and the collateral securing the loan. The segments of loans identified by the Company and used in the determination of the allowance for credit losses are as follows:

•

Commercial and industrial loans: Commercial and industrial loans are loans for commercial, corporate and business purposes, including issuing letters of credit. Repayment of these loans is generally largely dependent on the successful operations of the business. The Company’s commercial business loan portfolio comprises loans for a variety of purposes and is generally secured by equipment, machinery and other business assets. Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are secured and backed by the personal guarantees of the owners of the business. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and positive cash flow. Factors that may influence a borrower's ability to repay their loan include demand for the business’ products or services, the quality and depth of management, the degree of competition, regulatory changes, and general economic conditions. The ability of the Company to foreclose and realize sufficient value from business assets securing these loans is often uncertain. To mitigate the risk characteristics of commercial and industrial loans, commercial real estate may be included as a secondary source of collateral. The Company will often require more frequent reporting requirements from the borrower in order to better monitor its business performance.

•

Commercial real estate loans - non-owner occupied: Commercial real estate – non-owner occupied loans are primarily secured by office and industrial buildings, warehouses, small retail shopping centers and various special-purpose properties, including hotels and restaurants. The properties securing these loans are not occupied by the borrower, and repayment is generally dependent upon the successful operation and management of the property and the related rental income derived from the property. The Company originates commercial real estate loans within its local market and nationally through its government guaranteed lending program. Although terms vary, commercial real estate loans generally have amortization terms of fifteen to twenty-five years, as well as balloon payments of two to five years, and terms which provide that the interest rates thereon may be adjusted at the Company’s discretion, based on a designated index. Commercial real estate – non-owner occupied loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

•

Commercial Real Estate – Owner Occupied: Commercial real estate – owner occupied loans are loans for properties that are owned and occupied by the borrower, and the primary source for repayment is the cash flow from the ongoing operations and activities conducted by the borrower’s business. The Company originates commercial real estate loans within its local market and nationally through its government guaranteed lending program. Owner-occupied commercial real estate loans consist of mortgage loans secured by commercial/retail office space, industrial buildings, hotels and restaurants. Although terms vary, commercial real estate loans generally have amortization terms of fifteen to twenty-five years, as well as balloon payments of two to five years, and terms which provide that the interest rates thereon may be adjusted at the Company’s discretion, based on a designated index. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.

•

Construction and land development loans: Construction and land development loans consist of vacant land and property that is in the process of improvement. Repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet improved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs. Construction real estate loans generally have terms of twelve to eighteen months during the construction period and interest rates based on a designated index. The primary risk characteristics are specific to the uncertainty on whether the construction will be completed according to the specifications and schedules. Factors that may influence the completion of construction may be customer specific, such as the quality and depth of property management, or related to changes in general economic conditions.

•

Multifamily: Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan.

•

Single Family Sr. Lien: These loans are secured by first liens on a primary residence or investment property. The primary risk characteristics associated with residential mortgage loans typically involve major changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as major medical expenses, catastrophic events, divorce or death. Residential mortgage loans that have adjustable rates could expose the borrower to higher payments in a rising interest rate environment. Real estate values could decrease and cause the value of the underlying property to fall below the loan amount, creating additional potential loss exposure for the Company.

•

Single Family Jr. Lien: Loans secured by junior liens are primarily in the form of an amortizing home equity loan. These loans are subordinate to a first mortgage which may be from another lending institution. The primary risk characteristics associated with loans secured by junior liens typically involve major changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death. Real estate values could decrease and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Company.

•

Single Family HELOC: The primary risk characteristics associated with home equity lines of credit typically involve changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as major medical expenses, catastrophic events, divorce and death. Home equity lines of credit are typically originated with variable or floating interest rates, which could expose the borrower to higher payments in a rising interest rate environment. Real estate values could decrease and cause the value of the underlying property to fall below the loan amount, creating additional potential loss exposure for the Company.

•

Consumer: The Company originates loans to individuals for household, family, and other personal expenditures. During 2023, the Company began a credit card program which is included in the consumer category. Consumer loans generally have higher interest rates and shorter terms than residential loans but tend to have higher credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. The primary risk characteristics associated with consumer loans typically involve major changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death.

Allowance for credit losses - loans: The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. GBank has segregated its held-for-investment loan portfolio into segments based on federal call report codes which classify loans based on the primary collateral supporting the loan. The segments are reviewed by management no less than annually to ensure instruments are properly segregated into groups having similar risk characteristics and new segments may be required as the Company offers new loan products.

The Company’s loan portfolio includes certain loans which are partially guaranteed by the SBA and USDA. The Current Expected Credit Losses model does not require an entity to measure expected credit losses on an instrument, or pool of instruments, if historical information adjusted for current conditions and reasonable and supportable forecasts result in zero expected credit losses in all scenarios. The guaranteed portion of the loan pools range from 75 percent to 90 percent. For purposes of the assessment of credit losses, Company management ascertains the guaranteed portion of these loans has zero repayment risk due to the full guarantee of the United States government.

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

The historic loss reserve rate is adjusted to reflect the impact of differences in various quantitative or qualitative factors. Qualitative factor adjustments are defined for each segment in percentage format and include the following:

1.	Changes in lending policies, procedures, underwriting standards, and collection practices.

2.	Changes in economic and business conditions.

3.

Changes in the volume and severity of past due and adversely classified loans and trends in the volume of non-accrual loans, modifications to borrowers experiencing financial difficulty, and other loan modifications.

4.	Changes in nature, volume, and terms of loans.

5.	Changes in the experience, ability, depth of lending management and staff.

6.	Changes in underlying collateral values.

7.	Effect of concentrations (loan types) as a percentage of capital.

8.	Changes in the quality of the loan review system.

9.	Effects of other factors (unemployment, loss of benefits, depreciation, loss of net worth, etc.)

GBank also considers reasonable and supportable forecasts in its assessment and calculation of credit losses by evaluating how historical data differs from current and future economic conditions relating to specific benchmarks.

GBank has chosen to use national unemployment rates and the Federal Open Market Committee (“FOMC”) quarterly economic projections for change in real gross domestic product (“GDP”) in the determination of forward- looking adjustments. GBank management believes that a forecast period of twelve months is reasonable as unemployment and GDP forecasts beyond one year may greatly deviate from actual results thus adding more volatility to the modeling. After the twelve-month period, loss estimates revert to historic credit loss information.

GBank considers financial assets on an individual basis when the financial asset has unusual risk characteristics not matching an existing segment, and may assign a specific reserve to the financial asset having unusual risk characteristics. The specific reserve component is calculated as the Company's evaluation of credit loss on individually evaluated loans based on the fair value of the collateral less estimated selling costs if collateral dependent or based on the present value of expected future cash flows discounted at the loan's initial effective interest rate if not collateral dependent. The majority of the Company's loans subject to individual evaluation are considered collateral dependent.

The Company uses the practical expedient as permitted under ASC 326 to measure individually evaluated loans as collateral dependent and/or when repayment is expected to be provided substantially through the operation or sale of the collateral. Expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. For collateral dependent loans, credit loss is measured as the difference between the amortized cost basis in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

The Company has made an accounting policy election to exclude accrued interest receivables on financial instruments from the calculation of the allowance for credit losses under ASC 326-20-30-5A as the Company writes off uncollectible accrued interest in a timely manner, generally ninety days. Accrued interest receivable on loans totaling $7.5 million and $6.7 million at December 31, 2025 and 2024, respectively, is reported in other assets on the consolidated balance sheets, and is excluded from the estimate of credit losses.

The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance for credit losses.

The allowance for credit losses is maintained at an amount that management believes will be adequate to absorb expected losses on existing loans that may become uncollectible based on an evaluation of the collectability of loans and the Company’s historical loan losses and peer bank loss experience. While management uses the best information available to make its evaluation, future adjustments to the allowance for credit losses may be necessary if there are significant changes in economic or other conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses and may require the Company to make additions to the allowance for credit losses based on their judgment about information available to them at the time of their examinations.

Modifications to borrowers experiencing financial difficulty: The Company may modify certain loans when a borrower is experiencing financial difficulties and the Company grants concessions to the borrower that it would not otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. A loan that is modified at a market rate of interest may no longer be classified as a modification to a borrower experiencing financial difficulty in the year subsequent to the modification if the loan is in compliance with the modified terms. Performance prior to the modification is considered when assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of the modification or after a shorter performance period.

Interest and fees on loans: Interest on loans is recognized over the terms of the loans and is generally calculated using the effective interest method. The accrual of interest on loans is discontinued when, in Management’s opinion, the borrower may be unable to make payments as they become due.

Delinquent loans: The Company determines a loan to be delinquent when payments have not been made according to the contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. The accrual of interest on loans is generally discontinued at the time the loan is ninety days delinquent unless the loan is well-secured and in the process of collection. Consumer loans are typically charged off no later than 180 days delinquent.

Non-accrual loans: When a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. The Company ceases accruing interest income when the loan has become delinquent by more than ninety days or when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely. The Company may decide to continue to accrue interest on certain loans more than ninety days delinquent if the loans are well secured by collateral and in the process of collection. For all loan types, when a loan is placed on non-accrual status, all interest accrued but uncollected is reversed against interest income in the period in which the status is changed. During the years ended December 31, 2025 and 2024, loan interest receivable totaling $750 thousand and $463 thousand, respectively, was written off related to nonaccrual loans by reducing the interest accrual and reversing interest income. The Company makes a loan-level decision to apply either the cash basis or cost recovery method to future cash receipts. The Company recognizes income on a cash basis only for those non-accrual loans for which the collection of the remaining principal balance is not in doubt. Under the cost recovery method, subsequent payments received from the customer are applied to principal and generally no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required.

Loan origination and commitment fees, certain direct loan origination costs and discounts on the retained portions of government guaranteed loans are deferred and the net amounts amortized as an adjustment of the related loan’s yield. The Company is generally amortizing these amounts over the life of the loan. Commitment fees based upon a percentage of a customer’s unused line of credit and fees related to standby letters of credit are generally recognized over the commitment period.

Transfers of financial assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. In addition, for transfers of a portion of financial assets (for example, participations of loans receivable), the transfer must meet the definition of a “participating interest” in order to account for the transfer as a sale.

The characteristics of a participating interest are as follows:

•	Pro rata ownership in an entire financial asset.

•	From the date of the transfer, all cash flows received from entire financial assets are divided proportionately among the participating interest holders in an amount equal to their share of ownership.

•

The rights of each participating interest holder have the same priority, and no participating interest holder’s interest is subordinated to the interest of another participating interest holder. That is, no participating interest holder is entitled to receive cash before any other participating interest holder under its contractual rights as a participating interest holder.

•	No party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to pledge or exchange the entire financial asset.

Premises and equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: leasehold improvements, ten to fifteen years and equipment, furniture and automobiles, three to seven years. Leasehold improvements are depreciated over the shorter of the term of the lease or life of the improvements.

Operating leases: The Company leases real estate for its operations, and in accordance with Accounting Standards Update 2016-02, Leases (Topic 842), the Company has recognized a right-of-use asset and a related lease liability for each distinct lease agreement. The Company evaluates third-party agreements to determine whether a contract contains a lease by assessing whether it conveys the right to control the use of identified property, plant, or equipment for a specified period in exchange for consideration. This includes determining whether the Company has the right to obtain substantially all of the economic benefits from the asset’s use and to direct how the asset is used throughout the term of the agreement. The Company has elected to account for lease and related non-lease components as a single lease component and has elected to expense, rather than capitalize, short-term leases, defined as leases with terms of twelve months or less. Lease liabilities are measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term.

Operating lease expense, recognized as a component of occupancy expense on the consolidated statements of income, consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis. Operating lease expense also includes variable lease payments not included in the lease liability, and any impairment of the right-of-use asset. None of the Company’s lease agreements include residual value guarantees or material variable lease payments. The Company does not have material restrictions or covenants imposed by leases that would impact the Company’s ability to pay dividends or cause the Company to incur additional financial obligations. Refer to Note 6 for additional information regarding operating leases.

Other real estate owned: Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost basis. After foreclosure, valuations are periodically performed by Management and foreclosed assets held for sale are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for credit losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Net revenues from the operations of foreclosed assets are included in noninterest income. Changes in the valuation allowance are included in other expenses. As of December 31, 2025, the balance of other real estate owned was $4.4 million which reflected a $72 thousand valuation allowance. At December 31, 2024, the Company had no other real estate owned and, accordingly, had no valuation allowance charged against the carrying value of such assets. There were no residential loans for which formal foreclosure proceedings were in place at December 31, 2025 and 2024.

Bank-owned life insurance: Bank-owned life insurance is stated at its cash surrender value with changes recorded in other noninterest income in the consolidated statements of income. The face amount of the underlying policies, including death benefits, was $56.3 million and $27.3 million, with cash surrender value of $30.0 million and $14.2 million as of December 31, 2025 and 2024, respectively.

Federal Home Loan Bank stock: The Company is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of (i) 1% of its Membership Asset Value, or (ii) 2.7% of the Company’s outstanding advances and 0.10% of outstanding letters of credit. The stock is recorded at cost, which is also the redemption value. FHLB stock is bought from and sold to the FHLB at its $100 par value.

The Company views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in values. The FHLB’s capital ratios exceeded the required ratios as of December 31, 2025; consequently, the Company does not believe that its investment in the FHLB stock is impaired as of this date.

Loan servicing assets: The Company’s servicing assets consist primarily of the right to service the guaranteed portion of government guaranteed loans sold to others. The fair value of the servicing asset is essentially a valuation of the net future income stream, which is based on the rate of the fee, the estimated repayment speed of the loan and the estimated cost to service the loan.

The amount allocated to the loan servicing rights is recorded at fair value at the time of sale, as calculated by a third-party consulting firm specializing in government guaranteed loan matters.

The fair value of the servicing asset is calculated for each loan using the following valuation variables:

•

Servicing fee: This is the amount of the fee charged to a third-party buyer to service the loan. It is generally one percent (1%) of the loan balance for SBA loans and two percent (2%) for USDA loans on a declining basis as the loan repays principal.

•	Prepayment assumption: This is an estimate of the repayment speed of the loan using a constant prepayment rate (“CPR”) based on pools of similar government guaranteed loans.

•	Servicing costs: The internal rates of return (IRR) are the pre-tax yield rates used to discount the expected future cash flow stream from servicing the government guaranteed loan portfolios.

•	Internal rate of return: The internal rates of return (IRR) are the pre-tax yield rates used to discount the expected future cash flow stream from servicing the government guaranteed loan portfolios.

The loan servicing asset is being amortized over the period of estimated servicing income, generally five to seven years, with the amortization being recorded against loan servicing fee income.

The balance of loans owned by third parties that are being serviced by the Company was $1.0 billion and $779.1 million as of December 31, 2025 and 2024, respectively.

The following table presents a reconciliation of loan servicing rights:

(Dollars in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Balance, beginning of period	$8,976	$7,053
Additions - servicing rights related to loans sold	7,798	6,771
Reductions - write-off of servicing assets	-	(401)
Reductions - amortization and early payoff	(5,634)	(4,447)
Balance, end of period	$11,140	$8,976

In the event of an early repayment of a serviced loan, the unamortized balance of the loan servicing asset for that loan is charged off against loan servicing fee income.

The loan servicing asset was impacted by the write-off of certain servicing assets totaling $401 thousand relating to the repurchase of the guaranteed portions of previously sold SBA loans during the year ended December 31, 2024. Similar repurchases did not occur during the year ended December 31, 2025.

The aggregate balance of loan servicing rights is evaluated annually for impairment to ensure that the recorded balance is at the lower of amortized cost or fair value. The fair value of the servicing asset is essentially a valuation of the net future income stream. Significant inputs to the valuation as of December 31, 2025 include (i) the rate of the servicing fee, estimated at one percent for SBA loans and two percent for USDA loans, (ii) the estimated prepayment speed of the loans, estimated to be 16.1% percent, and (iii) the estimated cost to service the loans, estimated to be 0.40%. The fair value of servicing rights at December 31, 2025 and 2024 was determined by an independent consultant to be $20.2 million and $15.5 million, respectively. Accordingly, the Company’s servicing assets were not impaired as of December 31, 2025 and 2024.

Revenue recognition: The Company’s services that fall within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer.

Services within the scope of ASC 606 and a description of the revenue recognition policy are as follows:

•

Service charges on deposit accounts: Income from service charges on deposit accounts are recognized when an account is subject to a charge, as in the case of an overdraft or a balance falling below the level required for a maintenance fee waiver.

•

Interchange fees: Interchange fees represent fees charged for the electronic transfer of funds between a customer and a third party. Fees are recognized when an interchange transaction is posted in accordance with the agreement with the customer.

•	Wire transfer fees: Income from wire transfer fees are recognized when a fee is charged to a customer’s account, which occurs at the time a wire transfer is processed.

•	Miscellaneous fees: Miscellaneous fees for services such as account balancing assistance, response to a customer request for copies, etc. are charged when the services are performed.

The Company does not exercise significant judgment in the recognition of income, as income is generally not recognized until the related performance obligation has been satisfied.

Advertising costs: Advertising costs are expensed as incurred and were $2.8 million and $616 thousand for the years ended December 31, 2025 and 2024, respectively.

Income taxes: The Company files a consolidated federal income tax return. Income tax expense is generally allocated as if the Company and its subsidiary file separate income tax returns. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, capital losses and net operating losses, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

When tax returns are filed, it is highly certain that some tax positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and is not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than fifty percent likely of being realized upon settlement with the applicable taxing authority. Management does not believe the Company has any material uncertain tax positions to disclose.

Interest and penalties, if any, related to income taxes are recorded within the provision for income taxes on the consolidated statements of income in the year assessed.

Stock option plan: As described in Note 11, the Company grants stock options to its employees and directors. Pursuant to accounting guidance, the Company records compensation expense based upon the grant-date fair value of option awards. Such values are expensed over the requisite service period using the straight-line method. Forfeitures are recognized as they occur.

Equity incentive plan: As described in Note 11, the Company grants restricted stock to its employees and directors. Pursuant to accounting guidance, the Company records compensation expense based upon the grant-date fair value of restricted stock awards. Such values are expensed over the requisite service period using the straight-line method. Forfeitures are recognized as they occur.

Director compensation plan: As described in Note 11, the members of the GBank and GBFH Boards of Directors receive their respective compensation in the form of shares of Common Stock in lieu of cash payments. Prior to April 30, 2025, the price per share was based on the average closing price of the Common Stock for the last twenty trading days of the quarter as quoted on the OTCQX. After April 30, 2025, the price per share is based on the average closing price of the Common Stock for the last twenty trading days of the quarter as quoted on the NASDAQ. Compensation expense is recognized over the service period.

Off-balance-sheet instruments: In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

In accordance ASC Topic 326, GBank estimates credit losses for off-balance-sheet credit exposures which are not unconditionally cancellable on a collective (pool) basis, with these pools mirroring the segments used for the calculation of the allowance for credit losses for loans, as these unfunded commitments share similar risk characteristics with the loan portfolio segments. The allowance for credit losses related to off-balance-sheet commitments was $57 thousand and $73 thousand as of December 31, 2025 and 2024, respectively, and is recorded in other liabilities on the consolidated balance sheets.

Authorized shares and earnings per share: The Company is authorized to issue three classes of shares: preferred stock, voting common stock, and nonvoting common stock. The Company had no preferred shares outstanding as of December 31, 2025 or 2024. The Company’s non-voting common stock and voting common stock share equally in dividends and residual net assets on a per share basis, and have identical rights and privileges, with the exception of voting rights. As of December 31, 2025 and 2024, the Company had 231,508 shares of non-voting common stock issued and outstanding relating to the acquisition of a nonvoting equity interest in BCS during the second quarter of 2024. Earnings per share amounts, as well as the balance of common stock issued and outstanding on the consolidated balance sheets, reflect both voting and non-voting common shares.

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

The computation of earnings per share is provided in the table below.

	Year Ended
(Dollars in thousands, except per share data)	December 31, 2025	December 31, 2024
Net income available to common shareholders	$20,929	$18,636
Weighted average shares outstanding (basic)	14,292,579	13,197,050
Effect of dilutive stock options	114,951	94,012
Effect of dilutive restricted stock	76,529	135,159
Weighted average shares outstanding (diluted)	14,484,059	13,426,221
Basic earnings per share	$1.46	$1.41
Diluted earnings per share	$1.44	$1.39
Anti-dilutive stock options excluded from
the computation of earnings per share	85,000	-

Subsequent events: The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2025 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements. Identified subsequent events are discussed in the paragraphs below.

On January 14, 2026, the Company completed a private placement of $11.0 million in aggregate principal amount of 7.25% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “2026 Notes”). The Company intends to utilize the net proceeds for general corporate purposes, including refinancing existing indebtedness. The 2026 Notes were structured to qualify as Tier 2 capital for GBank for regulatory capital purposes. The 2026 Notes initially bear a fixed interest rate of 7.25% until January 15, 2031, after which time and until maturity on January 15, 2036, the interest rate will reset quarterly to an annual floating rate equal to the Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 382 basis points. The 2026 Notes are redeemable by the Company at its option, in whole or in part, on or after January 15, 2031. Any redemption will be at a redemption price equal to 100% of the principal amount of the 2026 Notes being redeemed, plus accrued and unpaid interest.

On January 15, 2026, utilizing the proceeds from the 2026 Notes, the Company redeemed $6.5 million of fixed-to-floating rate subordinated notes originally issued December 30, 2020 ("the 2020 Notes"). The 2020 Notes had a maturity date of January 15, 2031 and carried a fixed interest rate of 4.50% for the first five years through January 14, 2026. Thereafter, the 2020 Notes would have had a quarterly adjustable rate equal to the then-current three-month term SOFR as published by the Federal Reserve Bank of New York, plus four hundred twenty-three (423) basis points.

Note 3. Investment Securities

During the fourth quarter of 2025, the company sold $52.0 million of investment securities and realized a collective pre-tax gain on sales of $426 thousand as part of a balance sheet repositioning to address asset-liability management objectives given the recent changes in the interest rate environment. The investment securities sold consisted of (i) available-for-sale securities with an aggregate amortized cost of $13.6 million, and (ii) the entire portfolio of held-to-maturity securities with an aggregate amortized cost of $38.4 million. The Company does not intend to classify future purchases as held-to-maturity.

The amortized cost, unrealized gains and losses, allowance for credit losses, and estimated fair values of investment securities are summarized as follows as of the dates indicated:

December 31, 2025
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
Available for sale securities:
Residential mortgage-backed securities	$71,061	$624	$(647)	$-	$71,038
Held to maturity securities:
Residential mortgage-backed securities	$-	$-	$-	$-	$-

	December 31, 2024
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
Available for sale securities:
Residential mortgage-backed securities	$67,308	$-	$(1,699)	$-	$65,609
Held to maturity securities:
Residential mortgage-backed securities	$40,569	$46	$(223)	$-	$40,392

The fair value of investment securities pledged as collateral for potential borrowing purposes (see Note 7) totaled $66.5 million at December 31, 2025 and $79.7 million at December 31, 2024.

Gross realized gains and losses on available for sale investment securities for the years ended December 31, 2025 and 2024 are shown in the table below.

(Dollars in thousands)	For the Years December 31,
	2025	2024
Realized gains	$150	$-
Realized losses	(19)	-
Net gains(1)	$131	$-

(1) The difference in investment securities gains, net reported herein as compared to the Consolidated Statements of Income for the year ended December 31, 2025 is attributable to the gain recognized on the sale of certain securities classified as held-for-sale totaling $295 thousand for the year ended December 31, 2025.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of December 31, 2025:

(Dollars in thousands)	December 31, 2025
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one but within five years	-	-	-	-
Due after five years but within ten years	-	-	-	-
Due after ten years	-	-	-	-
Residential mortgage-backed securities	71,061	71,038	-	-
Total	$71,061	$71,038	$-	$-

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

	December 31, 2025
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale securities:
Residential mortgage-backed securities	7	$20,493	$130	11	$17,672	$517	18	$38,165	$647
Available for sale securities with gross unrealized losses	7	20,493	130	11	17,672	517	18	38,165	647

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale securities:
Residential mortgage-backed securities	16	$63,474	$1,445	6	$2,135	$254	22	$65,609	$1,699
Available for sale securities with gross unrealized losses	16	63,474	1,445	6	2,135	254	22	65,609	1,699

Held to maturity securities:
Residential mortgage-backed securities	1	$4,353	$15	6	$32,026	$208	7	$36,379	$223
Held to maturity securities with gross unrealized losses	1	4,353	15	6	32,026	208	7	36,379	223

Management believes the unrealized losses related to available for sale securities as of December 31, 2025 relate primarily to a continuation of the elevated market interest rate environment. In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred, and various industry analysis reports. There were no Company securities downgraded during each of the years ended December 31, 2025 or 2024. Management currently has no near-term intentions to sell the available for sale securities in an unrealized loss position, and management believes the unrealized losses are due to non-credit-related factors, including changes in market interest rates and other market factors, and therefore no allowance for credit losses was recorded related to available for sale securities as of December 31, 2025 or December 31, 2024.

Held to maturity Investment Grade CMO securities are evaluated for credit losses using the probability of default/loss model, and as of December 31, 2024, no credit loss allowance was warranted related to these securities.

Note 4. Loans and Allowance for Credit Losses - Loans

Loans Held for Sale

Loans held for sale consisted of commercial real estate and commercial and industrial loans as of both December 31, 2025 and December 31, 2024. The balance of unguaranteed held for sale loans to be retained are reported as held for investment. The principal balances of loans held for sale are listed below as of the dates indicated:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Gross loan balances	$61,027	$41,752
Less: Unguaranteed portions to be retained	15,018	9,103
Amounts held for sale, net	$46,009	$32,649

Loans Held for Investment

The amortized cost of loans held for investment are listed below. In accordance with ASC 326, GBank has segregated its held for investment loan portfolio into segments characterized by similar risk characteristics, primarily the collateral supporting the loan, as reflected in the table below as of the dates indicated.

(Dollars in thousands)
	December 31, 2025	December 31, 2024
Commercial and industrial	$80,216	$64,000
Commercial real estate - non-owner occupied	750,565	630,551
Commercial real estate - owner occupied	94,576	88,802
Construction and land development	2,288	2,934
Multifamily	18,950	17,374
Single Family Sr. Lien	726	5,992
Single Family Jr. Lien	131	3,203
Single Family HELOC	459	1,389
Consumer	11,358	1,713
Loans, net	959,269	815,958
Allowance for credit losses	(9,890)	(9,114)
Loans, net of allowance	$949,379	$806,844

Beginning in the third quarter of 2023, and continuing into the first quarter 2024, the Company repurchased previously sold guaranteed SBA loans by initiating a change in loan terms with certain borrowers, at the borrowers’ option, to convert variable loans to five-year fixed loans at lower then-current interest rates. This activity resulted in the repurchase of $44.2 million of government guaranteed loan balances within the commercial and industrial and commercial real estate segments during the three months ended March 31, 2024. There were no such repurchases in 2025.

Deferred loan costs of $10.0 million and $8.2 million are included in the balance of net loans as of December 31, 2025 and December 31, 2024, respectively. Loan costs represent the costs incurred to originate the loans, net of fees paid by the borrower, which are measured and recorded at the date the loan is originated. Loan discount of $10.9 million and $8.9 million are included in the balance of net loans as of December 31, 2025 and December 31, 2024, respectively. The discount represents the discount on the retained portion of the government guaranteed loans and is measured at the date the guaranteed portion of the loan is sold, based on the relative fair value of the retained loan as calculated by an independent consulting firm. Loan costs and discount are amortized over the life of the loan and are recorded as an adjustment to interest income on the loan.

As of December 31, 2025 and December 31, 2024, Company loans with a carrying value of $658.9 million and $598.3 million, respectively, were pledged as collateral for potential borrowing purposes (see Note 7).

The portion of loans guaranteed by the U.S. government and held for investment totaled $183.7 million and $201.3 million as of December 31, 2025 and December 31, 2024, respectively, and are included in the commercial and industrial, commercial real estate - non-owner occupied, and commercial real estate - owner occupied loan segments.

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

	December 31, 2025
(Dollars in thousands)			Past Due 90		Total
	30-59 Days	60-89 Days	Days or More		Past Due and
	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total
Commercial and industrial	$344	$-	$-	$372	$716	$79,500	$80,216
Commercial real estate - non-owner occupied	1,008	3,622	-	30,789	35,419	715,146	750,565
Commercial real estate - owner occupied	3,148	-	-	980	4,128	90,448	94,576
Construction and land development	-	-	-	-	-	2,288	2,288
Multifamily	-	-	-	-	-	18,950	18,950
Single Family Sr. Lien	-	-	-	-	-	726	726
Single Family Jr. Lien	-	-	-	-	-	131	131
Single Family HELOC	-	-	-	-	-	459	459
Consumer	908	813	854	-	2,575	8,783	11,358
Total	$5,408	$4,435	$854	$32,141	$42,838	$916,431	$959,269

	December 31, 2024
(Dollars in thousands)			Past Due 90		Total
	30-59 Days	60-89 Days	Days or More		Past Due and
	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total
Commercial and industrial	$-	$-	$-	$787	$787	$63,213	$64,000
Commercial real estate - non-owner occupied	11,795	-	-	13,341	25,136	605,415	630,551
Commercial real estate - owner occupied	-	-	-	-	-	88,802	88,802
Construction and land development	-	-	-	-	-	2,934	2,934
Multifamily	-	-	-	-	-	17,374	17,374
Single Family Sr. Lien	-	-	-	-	-	5,992	5,992
Single Family Jr. Lien	-	-	-	-	-	3,203	3,203
Single Family HELOC	-	-	-	-	-	1,389	1,389
Consumer	18	15	40	-	73	1,640	1,713
Total	$11,813	$15	$40	$14,128	$25,996	$789,962	$815,958

There were no residential loans for which formal foreclosure proceedings were in place at December 31, 2025 or December 31, 2024.

Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due. Payments received on non-accrual status are normally applied against the principal balance of the loan. No interest income was recognized on nonaccrual loans during the years ended December 31, 2025 or 2024. Loans past due 90 days or more and accruing interest are comprised entirely of past due credit card balances which are charged off after 180 days of delinquency.

Credit Quality Indicators

Management reviews the Company’s loan portfolio no less than quarterly to determine whether any assets require classification in accordance with the Company’s policy and applicable regulations. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements. The Company’s internal credit risk-grading system is based on experiences with similarly graded loans.

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

The following tables present the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of December 31, 2025 and 2024. Current period originations may include modifications, extensions and renewals. The Company had no loans rated doubtful or loss as of December 31, 2025 and 2024.

As of and for the year ended December 31, 2025	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
Commercial and industrial
Risk rating
Pass	$34,205	$9,660	$6,291	$4,682	$391	$1,677	$22,137	$79,043
Special mention	-	311	490	-	-	-	-	801
Substandard	372	-	-	-	-	-	-	372
Total	$34,577	$9,971	$6,781	$4,682	$391	$1,677	$22,137	$80,216
Current period gross charge offs	$124	$241	$116	$46	$-	$-	$-	$527
Current period gross recoveries	$-	$16	$-	$18	$-	$-	$-	$34
Commercial real estate - non-owner occupied
Risk rating
Pass	$169,580	$169,501	$147,399	$76,061	$52,361	$95,284	$-	$710,186
Special mention	-	764	-	650	238	1,671	-	3,323
Substandard	-	-	3,951	12,489	9,297	11,319	-	37,056
Total	$169,580	$170,265	$151,350	$89,200	$61,896	$108,274	$-	$750,565
Current period gross charge offs	$-	$-	$-	$649	$741	$620	$-	$2,010
Current period gross recoveries	$-	$-	$-	$-	$24	$80	$-	$104
Commercial real estate - owner occupied
Risk rating
Pass	$29,330	$3,076	$9,416	$12,672	$18,435	$17,540	$-	$90,469
Special mention	-	-	3,127	-	21	-	-	3,148
Substandard	-	486	494	-	-	-	-	980
Total	$29,330	$3,562	$13,037	$12,672	$18,456	$17,540	$-	$94,597
Current period gross charge offs	$-	$138	$-	$-	$174	$-	$-	$312
Construction and land development
Risk rating
Pass	$1,898	$-	$-	$390	$-	$-	$-	$2,288
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	$1,898	$-	$-	$390	$-	$-	$-	$2,288
Multifamily
Risk rating
Pass	$-	$-	$-	$-	$-	$18,950	$-	$18,950
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$18,950	$-	$18,950
Single family Sr. Lien
Risk rating
Pass	$-	$-	$-	$-	$-	$164	$562	$726
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$164	$562	$726
Single family Jr. Lien
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$131	$131
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$131	$131
Single family HELOC
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$459	$459
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$459	$459
Consumer
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$10,504	$10,504
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	854	854
Total	$-	$-	$-	$-	$-	$-	$11,358	$11,358
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$384	$384
Current period gross recoveries	$-	$-	$-	$-	$-	$-	$5	$5
Total Loans
Risk rating
Pass	$235,013	$182,237	$163,106	$93,805	$71,187	$133,615	$33,793	$912,756
Special mention	-	1,075	3,617	650	238	1,671	-	7,272
Substandard	372	486	4,445	12,489	9,297	11,319	854	39,262
Total	$235,385	$183,798	$171,168	$106,944	$80,722	$146,605	$34,647	$959,290

As of and for the year ended December 31, 2024	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
Commercial and industrial
Risk rating
Pass	$12,799	$7,856	$8,098	$653	$2,378	$297	$31,132	$63,213
Special mention	-	-	-	-	-	-	-	-
Substandard	-	465	322	-	-	-	-	787
Total	$12,799	$8,321	$8,420	$653	$2,378	$297	$31,132	$64,000
Commercial real estate - non-owner occupied
Risk rating
Pass	$169,036	$156,213	$92,786	$68,676	$39,739	$80,413	$-	$606,863
Special mention	-	-	-	4,256	-	3,904	-	8,160
Substandard	-	-	3,220	7,486	-	4,822	-	15,528
Total	$169,036	$156,213	$96,006	$80,418	$39,739	$89,139	$-	$630,551
Current period gross charge offs	$-	$-	$-	$-	$-	$132	$-	$132
Current period gross recoveries	$-	$-	$-	$-	$-	$76	$-	$76
Commercial real estate - owner occupied
Risk rating
Pass	$5,985	$13,526	$20,585	$27,111	$3,883	$17,712	$-	$88,802
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	$5,985	$13,526	$20,585	$27,111	$3,883	$17,712	$-	$88,802
Construction and land development
Risk rating
Pass	$2,545	$389	$-	$-	$-	$-	$-	$2,934
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	$2,545	$389	$-	$-	$-	$-	$-	$2,934
Multifamily
Risk rating
Pass	$-	$-	$-	$-	$7,266	$10,108	$-	$17,374
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$7,266	$10,108	$-	$17,374
Single family Sr. Lien
Risk rating
Pass	$-	$828	$-	$1,820	$-	$2,879	$465	$5,992
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	$-	$828	$-	$1,820	$-	$2,879	$465	$5,992
Single family Jr. Lien
Risk rating
Pass	$-	$-	$2,499	$-	$-	$700	$4	$3,203
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	$-	$-	$2,499	$-	$-	$700	$4	$3,203
Single family HELOC
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$1,389	$1,389
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$1,389	$1,389
Consumer
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$1,713	$1,713
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$1,713	$1,713
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$108	$108
Total Loans
Risk rating
Pass	$190,365	$178,812	$123,968	$98,260	$53,266	$112,109	$34,703	$791,483
Special mention	-	-	-	4,256	-	3,904	-	8,160
Substandard	-	465	3,542	7,486	-	4,822	-	16,315
Total	$190,365	$179,277	$127,510	$110,002	$53,266	$120,835	$34,703	$815,958

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

The following tables present the amortized cost basis of collateral-dependent loans by collateral type as of the dates indicated:

	Types of Collateral
December 31, 2025		Retail
		Shopping	Business
(Dollars in thousands)	Hotel / Motel	Center	Assets	Other	Total

Commercial and industrial	$-	$-	$372	$-	$372
Commercial real estate - non-owner occupied	27,200	-	3,589	-	30,789
Commercial real estate - owner occupied	494	-	-	486	980
	$27,694	$-	$3,961	$486	$32,141

	Types of Collateral
December 31, 2024		Retail
		Shopping	Business
(Dollars in thousands)	Hotel / Motel	Center	Assets	Other	Total

Commercial and industrial	$-	$-	$322	$465	$787
Commercial real estate - non-owner occupied	12,955	386	-	-	13,341
	$12,955	$386	$322	$465	$14,128

The following tables present the amortized cost basis of collateral-dependent loans by loan portfolio segment and the related allowance assigned as of the dates indicated:

December 31, 2025	Collateral Dependent Loans
	With a Related	Without a Related	Related
(Dollars in thousands)	Allowance	Allowance	Allowance

Commercial and industrial	$-	$372	$-
Commercial real estate - non-owner occupied	14,034	16,755	1,161
Commercial real estate - owner occupied	494	486	26

December 31, 2024	Collateral Dependent Loans
	With a Related	Without a Related	Related
(Dollars in thousands)	Allowance	Allowance	Allowance

Commercial and industrial	$787	$-	$153
Commercial real estate - non-owner occupied	11,752	1,589	1,283

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

The following tables present the changes in the allowance for credit losses by loan portfolio segment for the periods indicated:

	Allowance for Credit Losses
	Balance,	Provision			Balance,
	January 1,	for Credit	Amounts	Amounts	December 31,
(Dollars in thousands)	2025	Losses	Charged Off	Recovered	2025

Commercial and industrial	$496	$375	$(527)	$34	$378
Commercial real estate - non-owner occupied	7,837	1,283	(2,010)	104	7,214
Commercial real estate - owner occupied	537	403	(312)	-	628
Construction and land development	49	115	-	-	164
Multifamily	39	3	-	-	42
Single Family Sr. Lien	33	(31)	-	-	2
Single Family Jr. Lien	14	(13)	-	-	1
Single Family HELOC	11	(7)	-	-	4
Consumer	98	1,738	(384)	5	1,457
	$9,114	$3,866	$(3,233)	$143	$9,890

	Allowance for Credit Losses
	Balance,	Provision			Balance,
	January 1,	for Credit	Amounts	Amounts	December 31,
(Dollars in thousands)	2024	Losses	Charged Off	Recovered	2024

Commercial and industrial	$295	$201	$-	$-	$496
Commercial real estate - non-owner occupied	5,681	2,212	(132)	76	7,837
Commercial real estate - owner occupied	877	(340)	-	-	537
Construction and land development	13	36	-	-	49
Multifamily	102	(63)	-	-	39
Single Family Sr. Lien	41	(8)	-	-	33
Single Family Jr. Lien	33	(19)	-	-	14
Single Family HELOC	6	5	-	-	11
Consumer	40	166	(108)	-	98
	$7,088	$2,190	$(240)	$76	$9,114

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

The following table presents the amortized cost basis of loans held for investment that were modified during the period for borrowers experiencing financial difficulty by loan portfolio segment:

Amortized Cost Basis at December 31, 2025
Combination:
			Interest Rate		% of Total Class
	Term	Interest Rate	Reduction and		of Financing
(Dollars in thousands)	Extension	Reduction	Term Extension	Total	Receivable
Commercial real estate - non-owner occupied	$-	$-	$3,235	$3,235	0.4%

The financial effects of the term extensions in the table above added a weighted-average of 5.0 years to the life of the loans, which also reduced the monthly payment amounts for the borrowers.

The performance of these modified loans is monitored for twelve months following the modification. As of December 31, 2025, all modified loans were on nonaccrual status and performing under their respective modified terms. The Company had no commitments to lend additional funds to borrowers experiencing financial difficulty whose loan terms were modified. There were no modifications to borrowers experiencing financial difficulty for the year ended December 31, 2024 and no modified loans were outstanding as of December 31, 2024.

Note 5. Premises and Equipment

The following table presents a summary of premises and equipment:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Leasehold improvements	$3,432	$3,404
Furniture, fixtures, and equipment	3,271	2,803
Total cost	6,703	6,207
Accumulated depreciation	(5,609)	(5,372)
Net premises and equipment	$1,094	$835

Depreciation expense was $237 thousand and $254 thousand for the years ended December 31, 2025 and 2024, respectively.

Note 6. Operating Leases

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

There were no sale and leaseback transactions or leveraged leases as of December 31, 2025 or December 31, 2024. There were no leases that had not commenced as of December 31, 2025. The Company entered into amendments for two leased locations during the twelve months ended December 31, 2025 to extend the lease terms by five years resulting in an increase to the Company's right of use asset of $1.7 million.

Below is a summary of the operating lease right-of-use asset and related lease liability, as well as the weighted average lease term (in years), weighted average discount rate and total rent expense as of the dates and periods indicated.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Right-of-use asset	$5,297	$4,518
Lease liability	$5,757	$4,839
Weighted average remaining lease term (in years)	6.1	7.4
Weighted average discount rate	4.58%	4.40%

	Twelve Months Ended
	December 31, 2025	December 31, 2024
Rent expense	$876	$816
Cash paid for operating lease liabilities	$1,052	$1,042

At December 31, 2025, future minimum payments for operating leases are payable as follows:

(Dollars in thousands)
Years ending December 31:
2026	1,007
2027	1,037
2028	1,118
2029	1,129
2030	1,038
2031	738
Thereafter	580
Total lease payments	$6,647
Less: imputed interest	(890)
Present value of lease liability	$5,757

Note 7. Deposits

At December 31, 2025 and December 31, 2024, time deposits amounted to $568.6 million and $370.6 million, respectively. Interest expense on time deposit amounted to $20.1 million and $17.4 million for the years ended December 31, 2025 and 2024, respectively.

The scheduled maturities of time deposits at December 31, 2025, are as follows:

(Dollars in thousands)	Time Deposit Maturities
	Less Than $250,000	$250,000 or more
2026	382,767	28,372
2027	90,780	7,841
2028	25,654	5,500
2029	21,383	-
2030	6,267	-
Maturing thereafter	-	-
Total time deposits	$526,851	$41,713

GBank had $105.7 million of brokered certificates of deposit as of December 31, 2025, having terms between six months and five years. Comparatively, GBank had $79.3 million of brokered certificates of deposit as of December 31, 2024, having terms between thirteen months and five years. Brokered certificates of deposit are included in time deposits on the consolidated balance sheets as of December 31, 2025 and 2024.

No deposit relationships exceeded five percent of the Company’s total deposits as of December 31, 2025 or 2024.

The aggregate amount of demand deposit overdrafts that were reclassified as loans was $62 thousand at December 31, 2025, compared to $34 thousand as of December 31, 2024.

Note 8. Subordinated Debt, Other Borrowings, and Available Lines of Credit

The Company had short-term borrowings outstanding of $371 thousand as of December 31, 2025 maturing in January 2026. Short-term borrowings generally consist of FRB and FHLB borrowings with an original maturity of less than ninety days or less. The average balance of short-term borrowings was $1 thousand and the weighted average interest rate was 0% during the year ended December 31, 2025. The Company had no short-term borrowings outstanding as of December 31, 2024. The average balance of short-term borrowings was $2.0 million and the weighted average interest rate was 5.5% during the year ended December 31, 2024.

The Company had no long-term debt outstanding during the years ended December 31, 2025 or 2024.

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

During each of the years ended December 31, 2025 and 2024, the Company recorded interest expense on subordinated debt issuances totaling $1.1 million, of which $166 thousand was accrued as of December 31, 2025, compared to $192 thousand accrued as of December 31, 2024.

On January 15, 2026, the Company redeemed $6.5 million of fixed-to-floating rate subordinated notes originally issued December 30, 2020. Please refer to the subsequent events heading under Note 2 for more information.

Lines of Credit

The Company has a line of credit available from the FHLB of San Francisco. The unused borrowing capacity at December 31, 2025 and 2024 with the FHLB of San Francisco, as collateralized by qualifying securities and pledged loans, was approximately $88.7 million and $85.0 million, respectively. The balance of the line of credit with the FHLB of San Francisco was $100 thousand as of December 31, 2025. No draws were outstanding on the line of credit with the FHLB of San Francisco as of December 31, 2024.

The Company also has unsecured lines of credit with other correspondent banks totaling $40.0 million at December 31, 2025. The balance outstanding on these lines of credit totaled $260 thousand as of December 31, 2025. No draws were made on these lines of credit and no balances were outstanding as of December 31, 2024.

Other Borrowing Arrangements

GBank is approved to pledge loans under the Federal Reserve Bank’s Borrower-In-Custody (“BIC”) Program. As of December 31, 2025 and 2024, the Company had pledged loans and securities with an approximate carrying value of $633.1 million and $590.5 million, respectively, to the BIC Program. Unused borrowing capacity at the Federal Reserve Bank totaled $351.3 million and $362.6 million for the years ended December 31, 2025 and 2024, respectively. The balance outstanding under the BIC Program was $1 thousand as of December 31, 2025. No draws were outstanding under the BIC Program as of December 31, 2024.

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

As of December 31, 2025 and December 31, 2024, the Company and GBank were in compliance with the CBLR requirements. The table below presents a summary of the main components and requirements of the CBLR:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Bank Tier 1 Capital Leverage Ratio	13.42%	12.90%
Average Total Consolidated Assets	$1,331,466	$1,076,785
Off-Balance-Sheet Exposures	$91,804	$38,762
Ratio of Off-Balance-Sheet Exposures to Total Assets	6.77%	3.47%
Trading Assets	None	None
Advanced Approaches Banking Organization	No	No

Actual and required capital amounts and ratios for GBank, on a bank-only basis, are presented in the table below as of the dates indicated.

	Actual		Required for Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2025
Community Bank Leverage Ratio	$178,715	13.42%	$119,832	9.00%

December 31, 2024
Community Bank Leverage Ratio	$138,941	12.90%	$96,911	9.00%

Additionally, State of Nevada banking regulations restrict distribution of the net assets of the Company. These regulations require the sum of the Company’s stockholders’ equity and allowance for credit losses to be at least six percent of the average of the Company’s total daily deposit liabilities for the preceding sixty days. As a result of these regulations, $68.2 million and $53.9 million of the Company’s stockholders’ equity was restricted as of December 31, 2025 and December 31, 2024, respectively.

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

The Company’s exposure to credit loss in the event of non-performance by the other parties to the financial instruments for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contractual amounts of the Company’s exposure to off-balance-sheet risk is as follows as of the dates indicated:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Commitments to extend credit (1)	$91,057	$57,413
Credit card commitments	$116,585	$18,323
Standby letters of credit (2)	747	797
	$208,389	$76,533

(1)
Includes unsecured commitments of $3.1 million and $1.4 million as of December 31, 2025 and December 31, 2024, respectively.
(2)
Includes cash secured standby letters of credit of $747 thousand and $797 thousand as of December 31, 2025 and December 31, 2024, respectively.

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

Off-balance sheet commitments related to credit cards primarily represent the Company’s unfunded lending commitments to cardholders, which arise from available but unused credit lines. While these amounts do not appear on the consolidated balance sheets because they have not yet been drawn, they reflect the Company’s contractual obligation to extend credit, subject to applicable terms and conditions. The Company manages the associated credit risk through established underwriting standards, ongoing account monitoring, credit line management, and the ability to reduce or cancel available lines in accordance with applicable laws and agreements. Because cardholders may draw on available credit at any time, these commitments expose the Company to potential liquidity and credit risk; however, the Company believes that a significant portion of available credit lines will not be utilized.

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

GBank calculates estimated credit losses for off-balance-sheet credit exposures which are not unconditionally cancellable on a collective (pool) basis, with these pools mirroring the segments used for the calculation of the allowance for credit losses for loans, as these unfunded commitments share similar risk characteristics with the loan portfolio segments. The allowance for credit losses related to off-balance-sheet commitments was $57 thousand and $73 thousand as of December 31, 2025 and December 31, 2024, respectively, and is recorded in other liabilities on the consolidated balance sheets. For the year ended December 31, 2025, the Company reported a net benefit related to the provision for credit losses for off-balance-sheet commitments of $16 thousand. Comparatively, the provision for credit losses for off-balance-sheet commitments recorded during the year ended December 31, 2024 was $53 thousand. The provision for credit losses related to off-balance-sheet commitments is recorded within the provision for credit losses on the consolidated statements of income.

Financial Instruments with Concentrations of Credit Risk

The Company’s loan portfolio is concentrated in commercial real estate loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 80%. Commercial real estate loans accounted for 88% and 89% of total loans at December 31, 2025 and December 31, 2024, respectively. No other loan classification exceeded 10% of the loan portfolio at December 31, 2025 or December 31, 2024.

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers in its local market area of Nevada, California, Utah, and Arizona, and to customers located throughout the United States through the Company’s nationwide government guaranteed loan and credit card programs.

Loans secured by commercial real estate, residential real estate, or other property are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers. Unsecured loans accounted for 1% of total loans as of December 31, 2025, compared to less than 1% of total loans at December 31, 2024.

At December 31, 2025, the Company’s loan portfolio included loans and loan commitments in over forty states. The following table sets forth the dispersion of loan principal balances and related commitments (undisbursed loan proceeds) for the states having at least five percent of the total loan principal balances and commitments outstanding:

	December 31, 2025
(Dollars in thousands)	Amounts	Percentage
Nevada	$238,338	21.92%
North Carolina	151,495	13.93%
Ohio	80,861	7.44%
Illinois	74,943	6.89%
Indiana	63,634	5.85%
Texas	58,444	5.38%
California	55,227	5.08%
Other	364,336	33.51%
Total Loan Commitments	$1,087,278	100.00%

Legal Contingencies

The Company is a party to various legal actions normally associated with collections of loans and other business activities of financial institutions. In the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company as of December 31, 2025.

Executive Agreements

The Company has entered into agreements with its key employees stating that, in the event the Company terminates the employment of these officers without cause or upon change in control of the Company, the Company may be liable for the employees’ salary for a period of time as outlined in the agreements.

Other Commitments

During the second quarter of 2022, the Company entered into a Limited Partnership Agreement with a venture capital fund under which the Company has committed up to $2.0 million in capital contributions to the partnership. The Company is a limited partner of the partnership with no controlling financial interests. Capital contributions are expected to be made through 2027. The Company has made capital contributions to the venture capital fund totaling $1.1 million and $660 thousand as of December 31, 2025 and December 31, 2024, respectively, with this balance included in other assets on the consolidated balance sheets.

Note 11. Equity Award Plans

The 2007 Long-Term Stock Option Plan. The Company’s 2007 Long-Term Stock Option Plan (the “2007 Plan”) was for the benefit of organizers, directors, and key employees of the Company and all of its subsidiaries, including GBank. The 2007 Plan required that the exercise price be equal to the fair market value of the Company’s common stock at the date of grant. Generally, the options granted under the 2007 Plan had a five-year vesting at 20% per year with a ten-year life. During the year ended December 31, 2024, the 16,000 options outstanding as of December 31, 2024 were exercised in accordance with their terms at an exercise price of $1.50 per share. As of December 31, 2025, the 2007 Plan was expired and terminated in accordance with its terms, and no awards were outstanding under the 2007 Plan.

The 2016 Equity Incentive Plan. The 2016 Equity Incentive Plan (the "Incentive Plan") is intended to assist the Company in aligning the interests of the Company’s directors and employees with the interests of the stockholders. The Incentive Plan supplemented the 2007 Plan and continued the compensation policies and practices through the issuance of a wide scope of products and incentives. Through the Incentive Plan, the Company, has the ability to grant equity-based incentives to eligible participants through the issuance of long-term incentive compensation such as stock options, stock appreciation rights, restricted stock units, restricted stock, stock awards and other awards based on, or related to, shares of the Common Stock (together with incentive stock options, collectively referred to as "Incentive Awards"). As approved by the stockholders at its 2021 and 2023 Annual Meetings, the maximum total number of shares available for Incentive Awards under the Incentive Plan is 1,000,000 shares of Common Stock, plus all shares subject to Incentive Awards that are canceled, surrendered, modified, exchanged for substitute Incentive Awards or that expire or terminate prior to the exercise or vesting of the Incentive Awards in full, plus shares that are surrendered to the Company in connection with the exercise or vesting of Incentive Awards, whether previously owned or otherwise subject to such Incentive Awards. Such shares shall be authorized and may be unissued shares, shares issued and repurchased by the Company, shares issued and otherwise reacquired by the Company and shares otherwise held by the Company. As of December 31, 2025, the Company has granted 972,115 Incentive Awards under the Incentive Plan, of which 102,074 have been cancelled and are available for re-issuance, 525,411 have been issued, and 446,704 are outstanding.

Effective January 1, 2023, the members of the Boards of Directors of the Company and GBank elected to receive their respective compensation in shares of the Company’s common stock in lieu of cash. For periods prior to April 30, 2025, the per-share value was determined based on the closing price of the Company’s common stock as quoted on the OTCQX, and for periods beginning on and after April 30, 2025, the per-share value was determined based on the closing price as reported on the NASDAQ. The Company granted 10,254 and 22,687 shares of common stock under the Incentive Plan related to director compensation during the years ended December 31, 2025 and 2024, respectively. Total expense relating to the grants to directors was $363 thousand and $383 thousand during the years ended December 31, 2025 and 2024, respectively.

On November 18, 2024, the Company granted 13,600 shares of common stock under the Incentive Plan to certain employees in recognition of their service to the Company. Total expense relating to the employee grant was $367 thousand during the year ended December 31, 2024. No comparable grants were made during the year ended December 31, 2025.

The following table presents the number of options that have been granted, exercised, cancelled, or forfeited over the life of the 2007 Plan and the total awards outstanding:

	Activity as of
	December 31, 2025	December 31, 2024
Awards granted	688,650	688,650
Exercises	(594,650)	(578,650)
Cancellations / forfeitures	(94,000)	(94,000)
Awards outstanding	-	16,000

The following table presents the number of Incentive Awards that have been granted, exercised, cancelled, or forfeited over the life of the Incentive Plan, as well as activity within the Incentive Plan:

	December 31, 2025	December 31, 2024
Outstanding, beginning of year	455,769	382,070
Awards granted	167,154	184,021
Vested	(116,791)	(110,322)
Cancellations / forfeitures	(59,428)	-
Outstanding, end of year	446,704	455,769

	December 31, 2025
Total shares available for grant under the Incentive Plan	1,000,000
Awards granted	(972,115)
Cancellations / forfeitures	102,074
Remaining shares available for grant	129,959

The Company has historically issued authorized, but unissued, common stock to satisfy the issuance of common stock due to option exercises and vesting of restricted stock grants.

Stock Options

The Company granted 85,000 and 40,000 stock option awards to employees under the Incentive Plan during the years ended December 31, 2025 and 2024, respectively. The weighted average grant-date fair value and weighted average assumptions used to determine the fair value using the Black-Scholes valuation model for the stock options granted are presented below.

	For the Year Ended
	December 31, 2025	December 31, 2024
Fair value	$19.64	$7.96
Expected life (in years)	7.4	7.3
Risk-free interest rate	4.05%	3.57%
Expected volatility	40.78%	28.35%
Expected dividend yield	0.00%	0.00%

The expected life of the options was estimated based on historical behavior and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the grant date. Volatility of the Company’s stock price was based on historical volatility for the period commensurate with the expected life of the options. The Company has not declared dividends historically, therefore expected dividend yield is zero.

The following table presents a summary of stock option activity under both the 2016 Plan and Incentive Plan for the year ended December 31, 2024.

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic Value
	Options	Per Share	(Years)	($000)
Outstanding at January 1, 2025	221,000	$12.31	7.8	$9,724
Granted	85,000	38.36
Exercised	(27,234)	8.32
Cancelled / Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2025	278,766	$20.64	8.0	$3,732

Vested and exercisable at December 31, 2025	82,766	$11.23	6.9	$1,887

Stock options exercised were 27,234 and 82,875 in 2025 and 2024, respectively.

The following table presents information about stock options exercised for the years ended December 31, 2025 and 2024.

	For the Year Ended
(Dollars in thousands)	December 31, 2025	December 31, 2024
Total intrinsic value of options exercised	$765	$1,562
Cash received from option exercises	$226	$124
Tax deduction realized from options exercised	$124	$329

During the year ended December 31, 2022, the Company approved a stock option loan program (the "Program") under which the Company made secured loans to option holders with proceeds used to pay the exercise price of the stock options. The collateral for the loans was the shares obtained upon exercise of the option using the loan proceeds. All loans under the Program were repaid in full during the first quarter of 2025 and the balance of stock option loans outstanding as of December 31, 2025 was zero. The balance of stock option loans outstanding was $552 thousand as of December 31, 2024.

The following table presents information regarding the non-vested stock option awards as of December 31, 2025.

	Options	Weighted Average Exercise Price Per Share
Non-vested at January 1, 2025	152,000	$13.84
Vested	(41,000)	13.15
Cancelled/Forfeited	-	-
Granted	85,000	38.36
Non-vested at December 31, 2025	196,000	$24.62

As of December 31, 2025, there was $1.9 million of total unrecognized compensation cost associated with nonvested stock option awards. The remaining cost is expected to be recognized over a weighted average period of 48 months.

Restricted Stock

The Company granted 71,900 and 107,734 shares of restricted stock to employees and directors under the Incentive Plan during the years ended December 31, 2025 and 2024, respectively. Generally, shares granted under the plan in 2025 and 2024 vest over a period of three years, beginning on the first anniversary following the award date. Shares granted under the plan prior to 2023 vest over a period of five years, beginning on the first anniversary following the award date.

The Company recognizes compensation expense resulting from the award of the restricted shares based on the grant date fair value of the award. The grant date fair value of the awards granted during 2025 was $36.70 and $21.95 for awards granted during 2024. The compensation expense is recognized ratably over the vesting period of the award.

The Company recognizes the impact of forfeitures in the period in which the forfeiture occurs.

The following table presents compensation expense and related tax benefits for restricted stock awards recognized on the consolidated statements of income.

	Year Ended
(Dollars in thousands)	December 31, 2025	December 31, 2024
Compensation expense	$2,060	$1,934
Tax benefit	(433)	(406)
Net income effect	1,627	$1,528

The following table presents information regarding non-vested restricted stock as of December 31, 2025.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	250,769	$16.32
Vested	(95,303)	14.33
Cancelled/Forfeited	(59,428)	17.01
Granted	71,900	36.70
Non-vested at December 31, 2025	167,938	$25.92

As of December 31, 2025, there was $4.0 million of total unrecognized compensation cost associated with nonvested restricted stock awards. The remaining cost is expected to be recognized over a weighted average period of 28 months.

Note 12. Employee Benefit Plans

401(k) plan: The Company has a qualified 401(k) employee benefit plan (“EBP”) that covers substantially all full-time employees. Participants can defer up to 96% of their annual compensation in accordance with statutory limits. Effective January 1, 2017, the Company elected a Safe Harbor matching contribution wherein the Company matches 100% of the first 4% of employee contributions. Additionally, the Company can make a discretionary contribution to the EBP on an annual basis. For the years ended December 31, 2025 and 2024, the Company contributed $745 thousand and $618 thousand, respectively, to the EBP, which is included in noninterest expense on the consolidated statements of income.

Deferred incentive compensation plan: On December 15, 2016, the Company adopted an unfunded nonqualified deferred incentive compensation plan (the “Plan”) primarily to provide supplemental retirement benefits and incentive compensation for selected employees. The Company contributes to the Plan in the amounts determined according to the terms of each participant’s agreement. Each participant shall vest in an amount of one-third of each contribution each Plan year until age 65 then all contributions will be fully vested at inception. Each year, contributions and deferrals are to be distributed for each of the three immediately preceding years, plus related interest. The accrued liability for the Plan is included in other liabilities on the consolidated balance sheets and totaled $4.6 million as of December 31, 2025 and $4.4 million as of December 31, 2024. The expense related to the plan was $75 thousand in for each of the years ended December 31, 2025 and 2024 and is included as a component of noninterest expense on the consolidated statements of income.

Note 13. Income Taxes

The Company’s income before provision for income taxes was generated from its operations within the United States. The Company files income tax returns in the United States federal jurisdiction and in several states in which the Company originates loans. The Company identifies its federal tax return as its major tax jurisdiction. The periods subject to examination for the Company’s federal tax return are 2022, 2023 and 2024. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to applicable guidance.

From time to time, the Company may be assessed interest or penalties by tax jurisdictions, although the Company has had no such significant assessments historically. The Company’s policy is to include interest and penalties related to income taxes as a component of income tax expense. Interest and penalties included in income tax expense totaled $2 thousand and $19 thousand for the years ended December 31, 2025 and 2024, respectively.

Effective for the annual period ended December 31, 2025, the Company implemented ASU 2023-09, Income Taxes (Topic 740). This update expands disclosure requirements to provide increased transparency into the components of income tax expense that influence the reconciliation between the effective tax rate and the statutory rate, including related qualitative and quantitative details. The standard was adopted on a prospective basis beginning with the year ended December 31, 2025, and as a result, prior period disclosures were not adjusted.

Significant components of the Company’s deferred tax asset, included in other assets on the consolidated balance sheets, are shown in the following table:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit losses	$2,282	$2,051
Depreciation	220	266
Deferred compensation	1,051	1,018
Unrealized losses on securities available for sale	5	390
Lease adjustments	106	74
Held for sale loans	234	328
Nonaccrual loan interest	207	120
Other	165	68
Total deferred tax assets	4,270	4,315

Deferred tax liabilities:
Capitalized loan costs	(2,927)	(2,248)
Stock compensation	(417)	(351)
Other	(357)	(628)
Total deferred tax liabilities	(3,701)	(3,227)
Net deferred tax asset	$569	1,088

The Company has no deferred tax asset valuation allowances as of December 31, 2025 or 2024.

The following table presents income taxes paid (net of refunds received) during the year ended December 31, 2025 by jurisdiction:

(Dollars in thousands)	December 31, 2025
U.S. Federal	$3,450
U.S. state and local
Illinois	91
North Carolina	91
South Carolina	92
Other (1)	422
Total income taxes paid	$4,146

(1) Cash paid for income taxes (net of refunds) within this line item either do not exceed the 5% disaggregation threshold or are considered immaterial.

The following table presents the components of the provision for income taxes:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Current tax provision (benefit):
Federal	$4,482	$4,853
State	1,155	843
Total current tax provision (benefit)	5,637	5,696

Deferred tax expense (benefit):
Federal	346	(368)
State	36	(54)
Total deferred tax expense (benefit)	382	(422)
Total provision for income taxes	$6,019	5,274

A reconciliation of the federal income tax provision at the statutory rate to GBank's actual federal income tax provision at its effective rate is as follows:

(Dollars in thousands)	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Provision at the expected statutory rate	$5,689	21.0%	$5,021	21.0%
State income taxes, net of federal tax benefit (1)	633	2.3%	746	3.1%
Effect of investment in life insurance	(161)	-0.6%	(97)	-0.4%
Effect of BCS transaction	-	0.0%	53	0.2%
Effect of stock-based compensation	(345)	-1.3%	(489)	-2.0%
Other items	203	0.7%	40	0.2%
Total provision for income taxes	$6,019	22.2%	$5,274	22.1%

(1) State taxes in California, Illinois, Indiana, Georgia, North Carolina, and Ohio made up the majority (approximately 79 percent) of the tax effect in this category during the year ended December 31, 2025.

For each of the years ended December 31, 2025 and 2024, the Company’s effective tax rate was 22% as compared to the statutory federal income tax rate of 21%. The effective rates for 2025 and 2024 differ from the expected statutory rate due to permanent differences and state taxes.

Note 14. Fair Value Measurements

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

There were no transfers between Levels 1, 2, and 3 during the twelve months ended years ended December 31, 2025 or 2024.

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

The table below presents the balance of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale debt securities:
Residential mortgage-backed securities	$71,038	$-	$71,038	$-

Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale debt securities:
Residential mortgage-backed securities	$65,609	$-	$65,609	$-

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

The table below presents the balance of financial assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of the dates indicated:

		Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Commercial real estate - non-owner occupied	$12,873	$-	$-	$12,873
Commercial real estate - owner occupied	468	-	-	468
Other real estate owned:
Commercial real estate - non-owner occupied	1,800	-	-	1,800
Commercial real estate - owner occupied	2,061	-	-	2,061
Commercial and industrial	540	-	-	540

		Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Commercial and industrial	$634	$-	$-	$634
Commercial real estate - non-owner occupied	10,468	-	-	10,468

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value as of the dates indicated.

(Dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
December 31, 2025	Estimate	Technique	Input	Range	Average
Assets:
Individually evaluated loans:
Commercial real estate - non-owner occupied	$12,873	Appraisal (1)	Appraisal adjustments (2)	15%-29%	24%
Commercial real estate - owner occupied	468	Appraisal (1)	Appraisal adjustments (2)	39%-39%	39%
Other real estate owned:
Commercial real estate - non-owner occupied	1,800	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%
Commercial real estate - owner occupied	2,061	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%
Commercial and industrial	540	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%

(Dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
December 31, 2024	Estimate	Technique	Input	Range	Average
Assets:
Individually evaluated loans:
Commercial and industrial	$634	Appraisal (1)	Appraisal adjustments (2)	43%-43%	43%
Commercial real estate - non-owner occupied	10,468	Appraisal (1)	Appraisal adjustments (2)	21%-59%	43%

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

Carrying amounts and estimated fair values of financial instruments were as follows as of the dates indicated:

		December 31, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Amount	Fair Value	Amount	Fair Value
Financial instruments - assets
Cash and due from banks	1	$5,326	$5,326	$9,262	$9,262
Interest-bearing deposits with other financial institutions	1	192,538	192,538	114,860	114,860
Investment securities available for sale	2	71,038	71,038	65,609	65,609
Investment securities held to maturity	2	-	-	40,569	40,392
Loans held for sale	3	46,009	47,676	32,649	33,930
Loans, net	3	949,379	957,194	806,844	812,674
Loan servicing assets	3	11,140	20,169	8,976	15,546
Federal Home Loan Bank stock	2	5,513	5,513	4,652	4,652
Accrued interest receivable	2	7,840	7,840	7,184	7,184
Financial instruments - liabilities
Deposits	2	1,142,695	1,122,810	935,080	899,360
Short-term borrowings	2	371	371	-	-
Subordinated debt	2	26,163	25,559	26,088	24,830
Accrued interest payable	2	3,884	3,884	3,063	3,063

Note 15. Related Parties

In the course of ordinary business, the Company has granted loans to officers, directors and their affiliates (“related parties”). The following table presents a summary of the loan activity to related parties:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Beginning Balance	$17,637	$12,486
Advances	2,286	6,399
Repayments	(13,746)	(1,248)
Ending Balance	$6,177	$17,637

Undisbursed loan commitments with related parties totaled $3.5 million and $2.5 million as of December 31, 2025 and 2024, respectively.

In April 2015, the Company entered into a sponsorship and program management agreement with BankCard Services, LLC (“BCS”) which was amended and restated in June 2022, and further amended and restated in May 2023. Four directors of the Company, as well as two directors of the Bank and certain of the Company’s stockholders have an ownership interest in BCS. Under the sponsorship and program management agreement with BCS, the Company issues prepaid debit cards through its memberships in the Discover, MasterCard, VISA, and various other networks and BCS serves as the program manager for the cards. On June 26, 2024, the Company announced the completion of its acquisition of a 32.99% non-voting equity interest in BCS. This acquisition was completed by exchanging 231,508 shares of restricted, non-voting GBFH common stock for 143,371 shares of non-voting BCS common stock. The GBFH non-voting stock must be held by BCS for a minimum of one year and can only be converted into voting shares upon a disposition by BCS, in accordance with applicable Federal Reserve regulations. See Note 2 for more information on this transaction.

On February 28, 2025, GBank entered into an agreement with a related party to provide marketing, payments and credit card-related services and product development to GBank. Total compensation paid to this related party in 2025 was $219,000.

Deposits from related parties in the normal course of business totaled $75.7 million and $56.2 million as of December 31, 2025 and 2024, respectively.

GBank leases its headquarters location, as well as two branch locations, from related parties. Rent paid to related parties was $649 thousand during each of the years ended December 31, 2025 and 2024. The future minimum payments to related parties are $649 thousand (2026), $669 thousand (2027), $738 thousand (2028), $738 thousand (2029), $738 thousand (2030) and $1.3 million thereafter.

Note 16. Private Placement Offering

On October 16, 2024, the Company completed a private placement offering whereby 1,081,081 shares of common stock were sold to certain investors for an aggregate purchase price of $20 million, equivalent to $18.50 per share. After deducting offering related expenses, net proceeds to the Company were $19.3 million.

Note 17. Condensed Financial Statements of Parent Company

Information relating to the parent company’s condensed balance sheets and the related condensed statements of income and cash flows are presented below:

(Dollars in thousands)	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$9,269	$25,772
Investment in subsidiary	178,715	137,632
Other Assets	4,806	4,241
Total Assets	$192,790	$167,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Subordinated debt	$26,163	$26,088
Other liabilities	872	857
Stockholders' equity	165,755	140,700
Total liabilities and Stockholders' Equity	$192,790	$167,645

	Year Ended
(Dollars in thousands)	December 31, 2025	December 31, 2024
INCOME
Dividends from subsidiaries	$-	$-
Other income	3	14
Total interest income	3	14

EXPENSES
Interest on subordinated debt	$1,119	$1,142
Other expenses	4,301	3,182
Total expenses	5,420	4,324
Loss before income tax and equity in undistributed earnings of subsidiary	(5,417)	(4,310)
Income tax benefit	1,699	1,524
Equity in undistributed earnings of subsidiary	24,792	21,422
Net loss attributable to equity investment	(145)	-
Net income	$20,929	$18,636

	Year Ended
(Dollars in thousands)	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net income	$20,929	$18,636
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(24,792)	(21,422)
Stock compensation expense	2,060	1,934
Amortization of subordinated debt issuance costs	75	75
Net change in deferred income taxes	181	151
Net change in other assets	(115)	(155)
Net change in other liabilities	(165)	235
Net cash used in operating activities	(1,827)	(546)

Cash flows from investing activities:
Investment in equity securities	(450)	(300)
Investment in subsidiary	(15,000)	-
Net cash used in investing activities	(15,450)	(300)

Cash flows from financing activities:
Repayment of stock option loans and other	548	-
Net proceeds from private placement offering	-	19,337
Net proceeds from restricted stock award and option exercises	226	124
Net cash provided by financing activities	774	19,461

Net (decrease) increase in cash and cash equivalents	(16,503)	18,615

Cash and cash equivalents:
Beginning of year	$25,772	$7,157

End of year	$9,269	$25,772

Supplemental schedule of noncash investing and financing activities
Investment in BCS	$-	$3,299

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out by our Company’s management, with the participation of our Chairman and Chief Executive Officer and our Chief Financial Officer, on the effectiveness of our Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective as of December 31, 2025, the end of the fiscal year covered by this Annual Report on Form 10-K, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Our Company’s management has determined that no changes were made to our Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

Item 9B. Other Information.

Insider Adoption, Modification, or Termination of Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors” and “Corporate Governance” in our Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Our Company has adopted a Code of Ethics Policy that applies to directors, officers and employees of our Company and the Bank. A copy of the Code of Ethics Policy is posted on our Company’s website, under the “Investor Strategies—Corporate Governance” tab, at www.gbankfinancialholdings.com/corporate-governance. The Code of Ethics Policy may be viewed on our Company’s website or requested from the Corporate Secretary by writing to: GBank Financial Holdings Inc., 9115 W. Russell Rd., Ste. 110, Las Vegas, Nevada 89148, Attention: Corporate Secretary.

Our Company has adopted an Insider Trading Policy that applies to directors, officers, employees and designated consultants of our Company and the Bank. A copy of the Insider Trading Policy is posted on our Company’s website, under the “Investor Strategies—Corporate Governance” tab, at www.gbankfinancialholdings.com/corporate-governance. The Insider Trading Policy may be viewed on our Company’s website or requested from the Corporate Secretary by writing to: GBank Financial Holdings Inc., 9115 W. Russell Rd., Ste. 110, Las Vegas, Nevada 89148, Attention: Corporate Secretary.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation and Other Matters” in the 2026 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the section entitled “Beneficial Ownership of our Common Stock by Management and Principal Stockholders of Our Company” in the 2026 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationships and Related Person Transactions” in the 2026 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm” in the 2026 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements: The financial statements filed as part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements included as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules: All financial statement schedules have been omitted, as the required information is not applicable or not material, or has been included in the notes to the Consolidated Financial Statements.

(a)(3) List of Exhibits:

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
2.1

Securities Exchange Agreement by and between GBank Financial Holdings Inc. and Bankcard Services, LLC, dated June 25, 2024 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).
3.2	Bylaws (incorporated by reference to Exhibit 3.2.1 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).
3.3	First Amendment to Bylaws (incorporated by reference to Exhibit 3.2.2 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).
3.4	Second Amendment to Bylaws (incorporated by reference to Exhibit 3.2.3 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).
4.2*	Description of Securities Registered Under Section 12 of the Exchange Act.
10.1†	2007 Long-Term Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).
10.2†

Amendment to 2007 Long-Term Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).

10.3†	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).
10.4†

First Amendment to 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).

10.5†

Second Amendment to 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).

10.6†

Third Amended and related GBank Deferred Incentive and Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).

10.7

Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).

10.8†

Intercompany Shared Employment Agreement dated January 31, 2024 by and between GBank Financial Holdings Inc., GBank, and Edward M Nigro (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).

10.9†

Employment agreement dated September 1, 2023, by and between GBank Financial Holdings Inc. T. Ryan Sullivan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).

10.10†

Employment agreement dated August 1, 2022, by and between GBank Financial Holdings Inc. and Jeffery E. Whicker (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).

10.11†

Employment agreement dated July 21, 2023, by and between GBank Financial Holdings Inc. and Tara Campbell (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).

10.12

Separation and Consulting Services Agreement between GBank Financial Holdings Inc. and T. Ryan Sullivan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 30, 2025)

10.13

Second Amended and Related Card Sponsorship and Program Management Agreement, dated May 17, 2023, by and between Bankcard Services, LLC and GBank (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).

10.14

First Amendment to the Second Amended and Restated Card Sponsorship and Program Management Agreement, by and between BankCard Services, LLC and GBank (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 initially filed with the SEC on March 12, 2025)(File No. 333-285750).

19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of GBank Financial Holdings Inc.
23.1*	Consent of RSM US LLP.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Constitutes a management contract or compensatory plan or arrangement.

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBANK FINANCIAL HOLDINGS INC.

Date: March 27, 2026	By:	/s/ Edward M. Nigro
Edward M. Nigro
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ Edward M. Nigro	Executive Chairman and Chief Executive Officer	March 27, 2026
Edward M. Nigro	(Principal Executive Officer)

/s/ Jeffery E. Whicker	Chief Financial Officer and Treasurer	March 27, 2026
Jeffery E. Whicker	(Principal Financial Officer and Principal Accounting Officer)

/s/ Todd A. Nigro	Vice Chairman and Director	March 27, 2026
Todd A. Nigro

/s/ A. Lee Finley	Director	March 27, 2026
A. Lee Finley

/s/ Charles W. Griege, Jr.	Director	March 27, 2026
Charles W. Griege, Jr.

/s/ Timothy P. Herbst	Director	March 27, 2026
Timothy P. Herbst

/s/ William J. Hornbuckle	Director	March 27, 2026
William J. Hornbuckle

/s/ Kathryn S. Lever	Director	March 27, 2026
Kathryn S. Lever

/s/ James K. Sims	Director	March 27, 2026
James K. Sims

/s/ Michael C. Voinovich	Director	March 27, 2026
Michael C. Voinovich