Form 10-Q
period 2026-03-31
GBank Financial Holdings Inc.
filed 2026-05-15
CIK 1791145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026 the registrant had 14,470,352 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (this “Form 10-Q”) may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of GBank Financial Holdings Inc. (the “Company”) and its wholly-owned subsidiary GBank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K, filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2026 and in this Form 10-Q. In addition, these factors include but are not limited to:

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

i

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
•
the costs, including the possible incurrence of fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results; and
•
the current or the potential impact on the Company’s operations, financial condition, and clients resulting from natural or man-made disasters, severe weather, acts of god, wars, military conflict, acts of terrorism, geopolitical instability, cyberattacks, public health outbreaks (such as coronavirus), other international or domestic calamities, and other events beyond our control, including as a result of the policies of the current U.S. presidential administration or Congress.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GBank Financial Holdings Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share data)
ASSETS	March 31, 2026	December 31, 2025
Cash and due from banks	$4,960	$5,326
Interest-bearing deposits with other financial institutions	103,134	192,538
Total cash and cash equivalents	108,094	197,864

Investment securities:
Available for sale, at fair value (amortized cost of $112,695 at March 31, 2026 and $71,061 at December 31, 2025)	111,320	71,038
Loans held for sale	74,507	46,009
Loans, net of deferred fees and costs	1,025,136	959,269
Less: Allowance for credit losses	(10,755)	(9,890)
Loans, net	1,014,381	949,379

Premises and equipment, net	1,238	1,094
Operating lease right-of-use asset	5,077	5,297
Bank-owned life insurance	30,308	30,004
Loan servicing assets, net	11,376	11,140
Federal Home Loan Bank stock, at cost	5,513	5,513
Other real estate owned	4,401	4,401
Other assets	27,597	37,752
Total Assets	$1,393,812	$1,359,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$215,063	$214,127
Interest-bearing demand	79,186	70,966
Savings	281,426	289,038
Time	595,290	568,564
Total deposits	1,170,965	1,142,695

Short-term borrowings	-	371
Subordinated debt	30,326	26,163
Operating lease liability	5,571	5,757
Other liabilities	19,328	18,750
Total liabilities	1,226,190	1,193,736

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Common stock, par value $0.0001; 80,000,000 shares authorized; 14,470,352 shares issued and outstanding at March 31, 2026 and 14,385,226 shares issued and outstanding at December 31, 2025	1	1
Additional paid-in capital	81,999	80,405
Retained earnings	86,681	85,366
Accumulated other comprehensive loss	(1,059)	(17)
Total Stockholders' Equity	167,622	165,755
Total Liabilities and Stockholders' Equity	$1,393,812	$1,359,491

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
INTEREST INCOME	2026	2025
Interest and fees on loans	$18,958	$16,836
Interest on deposits with other financial institutions	1,257	1,192
Taxable interest on investment securities	1,102	1,281
Other interest bearing balances	277	100
Total interest income	21,594	19,409

INTEREST EXPENSE
Interest on deposits	8,893	7,230
Interest on subordinated debt	510	285
Total interest expense	9,403	7,515
Net interest income	12,191	11,894
PROVISION FOR CREDIT LOSSES	2,293	721
Net interest income after provision for credit losses	9,898	11,173

NONINTEREST INCOME
Gain on sale of loans	3,790	2,537
Loan servicing income	998	703
Service charges and fees	58	56
Net interchange fees	2,191	2,003
Other income	417	164
Total noninterest income	7,454	5,463

NONINTEREST EXPENSE
Salaries and employee benefits	6,750	6,400
Data processing	1,889	1,405
Occupancy expense	410	392
Legal and professional fees	371	700
Loan related costs	459	384
Audits and exams	198	497
Advertising and marketing	830	364
FDIC insurance	156	122
Credit card fraud loss	4,213	-
Other	600	643
Total noninterest expense	15,876	10,907
INCOME BEFORE PROVISION FOR INCOME TAXES	1,476	5,729
Provision for income taxes	139	1,224
NET INCOME BEFORE EQUITY INVESTMENT LOSS	1,337	4,505
Net loss attributable to equity investment	(22)	(35)
NET INCOME	$1,315	$4,470

PER COMMON SHARE DATA
Basic earnings per common share	$0.09	$0.31
Diluted earnings per common share	$0.09	$0.31
Weighted-average basic shares outstanding	14,414,505	14,256,155
Weighted-average diluted shares outstanding	14,506,000	14,548,644

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net income	$1,315	$4,470
Other comprehensive (loss) income, before tax:
Unrealized (losses) gains on securities available for sale	(1,353)	389
Income tax benefit (expense) related to unrealized
(losses) gains on securities available for sale	311	(89)
Total other comprehensive (loss) income, net of tax	(1,042)	300
Comprehensive income	$273	$4,770

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2024	14,252,435	$1	$77,571	$64,437	$(1,309)	$140,700

Net income	-	-	-	4,470	-	4,470
Other comprehensive income, net of tax	-	-	-	-	300	300
Exercise of stock options	16,000	-	24	-	-	24
Director Compensation Plan	2,477	-	91	-	-	91
Restricted stock activity	-	-	483	-	-	483
Stock option loan activity	-	-	548	-	-	548
Balance, March 31, 2025	14,270,912	$1	$78,717	$68,907	$(1,009)	$146,616

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2025	14,385,226	$1	$80,405	$85,366	$(17)	$165,755

Net income	-	-	-	1,315	-	1,315
Other comprehensive loss, net of tax	-	-	-	-	(1,042)	(1,042)
Exercise of stock options	82,766	-	930	-	-	930
Director Compensation Plan	2,360	-	75	-	-	75
Other stock-based compensation	-	-	589	-	-	589
Balance, March 31, 2026	14,470,352	$1	$81,999	$86,681	$(1,059)	$167,622

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$1,315	$4,470
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	2,293	721
Depreciation	66	58
Amortization and writeoff of loan servicing assets	1,516	1,254
Amortization of operating lease right of use assets	220	216
Amortization of subordinated debt issuance costs	25	19
Credit card fraud loss	4,213	-
Investment securities amortization and accretion, net	(339)	(178)
Stock compensation expense	664	574
Gain on sale of loans	(3,790)	(2,537)
Gross originations of loans held for sale	(111,821)	(81,152)
Proceeds from sale of loans held for sale	85,016	73,516
Income from bank owned life insurance	(304)	(104)
Net change in deferred income taxes	(463)	(26)
Decrease (increase) in other assets	10,930	(1,710)
Net change in operating lease liability	(187)	(194)
Increase (decrease) in accrued interest payable and other liabilities	578	(609)
Net cash used in operating activities	(10,068)	(5,682)

Cash flows from investing activities:
Purchases of premises and equipment	(210)	(32)
Purchase of securities available for sale	(44,041)	(6,910)
Maturities and repayments of investment securities available for sale	2,745	1,634
Maturities and repayments of investment securities held to maturity	-	650
Net change in loans	(71,163)	(28,245)
Net cash used in investing activities	(112,669)	(32,903)

Cash flows from financing activities:
Net increase in deposits	28,270	60,862
Net change in short-term borrowings	(371)	-
Subordinated debt advances	10,532	-
Subordinated debt redemption	(6,394)	-
Proceeds from repayment of stock option loans	-	548
Net proceeds from issuance of common stock	930	24
Net cash provided by financing activities	32,967	61,434

Net (decrease) increase in cash and cash equivalents	(89,770)	22,849
Cash and cash equivalents beginning of period	197,864	124,122
Cash and cash equivalents end of period	$108,094	$146,971

Supplemental disclosures of cash flow information:
Cash payments for interest	$9,321	$8,217
Cash payments for income tax	-	37

Supplemental schedule of noncash investing and financing activities
Right of use asset and lease liabilities	$-	$1,654
Loans held for sale transferred to held for investment	4,289	-
Credit card fraud losses	4,213	-

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business

Basis of Presentation

These unaudited interim financial statements are prepared on a consolidated basis for GBank Financial Holdings Inc. (“GBFH”) and its wholly owned subsidiary, GBank (the “Bank”). References herein to the “Company” refer to the consolidated entity and its financial statements. The Company has prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited consolidated financial statements. There have been no material changes to the Company's significant accounting policies for the three months ended March 31, 2026. The December 31, 2025 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2025 audited consolidated financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, including the notes thereto, included in the Company’s Annual Report on Form 10-K. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. All significant intercompany transactions and accounts have been eliminated.

The Company has one reportable segment. The Company’s chief operating decision maker (“CODM”) evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. See Note 13 - Segment Reporting for more information.

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

Accounting Policies

The significant accounting and reporting policies followed by the Company are in accordance with GAAP and are presented in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2026. The Company reports the following update to its significant accounting policies:

Credit Card Fraud Losses: Credit card fraud losses are recognized in the period in which fraudulent activity is identified and the related loss is considered probable and reasonably estimable. First-party credit card fraud losses (fraudulent transactions initiated by the cardholder) are recognized within the allowance for credit losses. The Company maintains reserves for estimated first-party credit card fraud losses based on recent transaction trends, portfolio risk characteristics, and current economic and fraud environment conditions. Third-party fraud losses (fraudulent transactions initiated by someone other than the cardholder) are recognized within noninterest expense. During the first quarter of 2026, the Company identified $4.2 million of third-party fraudulent credit card balances and charged off these balances as a component of noninterest expense.

Recent Accounting Pronouncements Adopted

No accounting pronouncements were adopted by the Company during the first quarter of 2026.

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

Note 2. Investment Securities

The amortized cost, unrealized gains and losses, allowance for credit losses, and estimated fair values of investment securities are summarized as follows as of the dates indicated:

	March 31, 2026
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
Available for sale securities:
Residential mortgage-backed securities	$112,695	$355	$(1,730)	$-	$111,320

	December 31, 2025
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
Available for sale securities:
Residential mortgage-backed securities	$71,061	$624	$(647)	$-	$71,038

Accrued interest receivable is excluded from the estimate of credit losses for available for sale securities. At March 31, 2026, accrued interest receivable totaled $266 thousand for available for sale securities, and was reported in other assets on the Company’s consolidated balance sheets. At December 31, 2025, accrued interest receivable totaled $189 thousand for available for sale securities, and was reported in accrued interest receivable on the Company’s consolidated balance sheets.

There were no gross realized gains or losses from the sale of available for sale securities during the three-month periods ended March 31, 2026 or 2025.

The fair value of investment securities pledged as collateral for potential borrowing purposes (see Note 7) totaled $106.9 million at March 31, 2026 and $66.5 million at December 31, 2025.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of March 31, 2026:

(Dollars in thousands)	March 31, 2026
Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one but within five years	-	-
Due after five years but within ten years	-	-
Due after ten years	-	-
Residential mortgage-backed securities	112,695	111,320
Total	$112,695	$111,320

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

	March 31, 2026
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale securities:
Residential mortgage-backed securities	16	$66,333	$1,185	12	$13,338	$545	28	$79,671	$1,730
Available for sale securities with gross unrealized losses	16	66,333	1,185	12	13,338	545	28	79,671	1,730

	December 31, 2025
	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale securities:
Residential mortgage-backed securities	7	$20,493	$130	11	$17,672	$517	18	$38,165	$647
Available for sale securities with gross unrealized losses	7	20,493	130	11	17,672	517	18	38,165	647

Management believes the unrealized losses related to available for sale securities as of March 31, 2026 relate primarily to a continuation of the elevated market interest rate environment. In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond rating agencies have occurred, and various industry analysis reports. There were no Company securities downgraded during each of the three-month periods ended March 31, 2026 or 2025. Management currently has no near-term intentions to sell the available for sale securities in an unrealized loss position, and management believes the unrealized losses are due to non-credit-related factors, including changes in market interest rates and other market factors, and therefore no allowance for credit losses was recorded related to available for sale securities as of March 31, 2026 or December 31, 2025.

Note 3. Loans and Allowance for Credit Losses - Loans

Loans Held for Sale

Loans held for sale consisted of commercial real estate and commercial and industrial loans as of both March 31, 2026 and December 31, 2025. The balance of unguaranteed held for sale loans to be retained are reported as held for investment. The principal balances of loans held for sale are listed below as of the dates indicated:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Gross loan balances	$99,505	$61,027
Less: Unguaranteed portions to be retained	24,998	15,018
Amounts held for sale, net	$74,507	$46,009

Loans Held for Investment

The amortized cost of loans held for investment are listed below. In accordance with ASC 326, GBank has segregated its held for investment loan portfolio into segments characterized by similar risk characteristics, primarily the collateral supporting the loan, as reflected in the table below as of the dates indicated.

(Dollars in thousands)
	March 31, 2026	December 31, 2025
Commercial and industrial	$81,623	$80,216
Commercial real estate - non-owner occupied	823,966	750,565
Commercial real estate - owner occupied	91,578	94,576
Construction and land development	2,270	2,288
Multifamily	18,930	18,950
Single Family Sr. Lien	723	726
Single Family Jr. Lien	93	131
Single Family HELOC	459	459
Consumer	5,494	11,358
Loans, net	1,025,136	959,269
Allowance for credit losses	(10,755)	(9,890)
Loans, net of allowance	$1,014,381	$949,379

Accrued interest receivable is not included in the amortized cost basis of the Company’s loans. Accrued interest receivable for loans totaled $8.0 million and $7.5 million as of March 31, 2026 and December 31, 2025, respectively, and was reported in other assets on the Company’s consolidated balance sheets.

Deferred loan costs of $10.4 million and $10.0 million are included in the balance of net loans as of March 31, 2026 and December 31, 2025, respectively. Loan costs represent the costs incurred to originate the loans, net of fees paid by the borrower, which are measured and recorded at the date the loan is originated. Loan discount of $11.2 million and $10.9 million are included in the balance of net loans as of March 31, 2026 and December 31, 2025, respectively. The discount represents the discount on the retained portion of the government guaranteed loans and is measured at the date the guaranteed portion of the loan is sold, based on the relative fair value of the retained loan as calculated by an independent consulting firm. Loan costs and discount are amortized over the life of the loan and are recorded as an adjustment to interest income on the loan.

As of March 31, 2026 and December 31, 2025, Company loans with a carrying value of $627.8 million and $658.9 million, respectively, were pledged as collateral for potential borrowing purposes (see Note 7).

The portion of loans guaranteed by the U.S. government and held for investment totaled $179.7 million and $183.7 million as of March 31, 2026 and December 31, 2025, respectively, and are included in the commercial and industrial, commercial real estate - non-owner occupied, and commercial real estate - owner occupied loan segments.

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

	March 31, 2026
(Dollars in thousands)			Past Due 90		Total
	30-59 Days	60-89 Days	Days or More		Past Due and
	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total
Commercial and industrial	$-	$-	$-	$3,489	$3,489	$78,134	$81,623
Commercial real estate - non-owner occupied	5,612	-	-	35,284	40,896	783,070	823,966
Commercial real estate - owner occupied	-	-	-	963	963	90,615	91,578
Construction and land development	-	-	-	-	-	2,270	2,270
Multifamily	-	-	-	-	-	18,930	18,930
Single Family Sr. Lien	-	-	-	-	-	723	723
Single Family Jr. Lien	-	-	-	-	-	93	93
Single Family HELOC	-	-	-	-	-	459	459
Consumer	263	380	-	-	643	4,851	5,494
Total	$5,875	$380	$-	$39,736	$45,991	$979,145	$1,025,136

	December 31, 2025
(Dollars in thousands)			Past Due 90		Total
	30-59 Days	60-89 Days	Days or More		Past Due and
	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total
Commercial and industrial	$344	$-	$-	$372	$716	$79,500	$80,216
Commercial real estate - non-owner occupied	1,008	3,622	-	30,789	35,419	715,146	750,565
Commercial real estate - owner occupied	3,148	-	-	980	4,128	90,448	94,576
Construction and land development	-	-	-	-	-	2,288	2,288
Multifamily	-	-	-	-	-	18,950	18,950
Single Family Sr. Lien	-	-	-	-	-	726	726
Single Family Jr. Lien	-	-	-	-	-	131	131
Single Family HELOC	-	-	-	-	-	459	459
Consumer	908	813	854	-	2,575	8,783	11,358
Total	$5,408	$4,435	$854	$32,141	$42,838	$916,431	$959,269

There were no residential loans for which formal foreclosure proceedings were in place at March 31, 2026 or December 31, 2025.

Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due. No interest income was recognized on nonaccrual loans during the three months ended March 31, 2026 or 2025.

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

The following tables present the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of March 31, 2026 and December 31, 2025. Current period originations may include modifications, extensions and renewals. The Company had no loans rated doubtful or loss as of March 31, 2026 and December 31, 2025.

As of and for the three months ended March 31, 2026	Term Loans Amortized Cost Basis by Origination Year											Revolving Loans
(Dollars in thousands)	2026	2025		2024		2023		2022		Prior		Amortized Cost Basis	Total
Commercial and industrial
Risk rating
Pass	$2,151	$33,475		$9,576		$5,283		$4,375		$1,840		$21,434	$78,134
Special mention	-	-		-		-		-		-		-	-
Substandard	-	851		984		1,654		-		-		-	3,489
Total	$2,151	$34,326		$10,560		$6,937		$4,375		$1,840		$21,434	$81,623
Current period gross charge offs	$-	$-		$-		$-		$-		$-		$-	$-
Current period gross recoveries	$-	$-		$-		$-		$-		$-		$-	$-
Commercial real estate - non-owner occupied
Risk rating
Pass	$85,792	$170,216		$173,486		$137,057		$74,257		$139,731		$-	$780,539
Special mention	-	-		764		146		-		857		-	1,767
Substandard	-	-		-		6,594		11,431		23,635		-	41,660
Total	$85,792	$169,580		$170,265		$151,350		$89,200		$170,170		$-	$823,966
Current period gross charge offs		$-		$-		$-		$-		$-		$-	$-
Current period gross recoveries		$-		$-		$-		$-		$-		$-	$-
Commercial real estate - owner occupied
Risk rating
Pass	$3,873	$29,106		$3,032		$9,337		$12,072		$33,195		$-	$90,615
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		487		476		-		-		-	963
Total	$3,873	$29,106		$3,519		$9,813		$12,072		$33,195		$-	$91,578
Current period gross charge offs	$-	$-		$-		$-		$-		$-		$-	$-
Construction and land development
Risk rating
Pass	$-	$1,881		$-		$-		$389		$-		$-	$2,270
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$1,881		$-		$-		$389		$-		$-	$2,270
Multifamily
Risk rating
Pass	$-	$-		$-		$-		$-		$18,930		$-	$18,930
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$18,930		$-	$18,930
Single family Sr. Lien
Risk rating
Pass	$-	$-		$-		$-		$-		$163		$560	$723
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$163		$560	$723
Single family Jr. Lien
Risk rating
Pass	$-	$-		$-		$-		$-		$-		$93	$93
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$-		$93	$93
Single family HELOC
Risk rating
Pass	$-	$-		$-		$-		$-		$-		$459	$459
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$-		$459	$459
Consumer
Risk rating
Pass	$-	$-		$-		$-		$-		$-		$5,494	$5,494
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$-		$5,494	$5,494
Current period gross charge offs	$-	$-		$-		$-		$-		$-		$1,469	$1,469
Current period gross recoveries	$-	$-		$-		$-		$-		$-		$12	$12
Total Loans
Risk rating
Pass	$91,816	$234,678	-	$186,094	-	$151,677		$91,093	-	$193,859	-	$28,040	$977,257
Special mention	-	-	-	764	-	146	-	-	-	857	-	-	1,767
Substandard	-	851	-	1,471	-	8,724	-	11,431	-	23,635	-	-	46,112
Total	$91,816	$235,529		$188,329		$160,547		$102,524		$218,351		$28,040	$1,025,136

As of December 31, 2025	Term Loans Amortized Cost Basis by Origination Year											Revolving Loans
(Dollars in thousands)	2025	2024		2023		2021		2020		Prior		Amortized Cost Basis	Total
Commercial and industrial
Risk rating
Pass	$34,205	$9,660		$6,291		$4,682		$391		$1,677		$22,137	$79,043
Special mention	-	311		490		-		-		-		-	801
Substandard	372	-		-		-		-		-		-	372
Total	$34,577	$9,971		$6,781		$4,682		$391		$1,677		$22,137	$80,216
Current period gross charge offs	$124	$241		$116		$46		$-		$-		$-	$527
Current period gross recoveries	$-	$16		$-		$18		$-		$-		$-	$34
Commercial real estate - non-owner occupied
Risk rating
Pass	$169,580	$169,501		$147,399		$76,061		$52,361		$95,284		$-	$710,186
Special mention	-	764		-		650		238		1,671		-	3,323
Substandard	-	-		3,951		12,489		9,297		11,319		-	37,056
Total	$169,580	$170,265		$151,350		$89,200		$61,896		$108,274		$-	$750,565
Current period gross charge offs	$-	$-		$-		$649		$741		$620		$-	$2,010
Current period gross recoveries	$-	$-		$-		$-		$24		$80		$-	$104
Commercial real estate - owner occupied
Risk rating
Pass	$29,330	$3,076		$9,416		$12,672		$18,435		$17,540		$-	$90,469
Special mention	-	-		3,127		-		-		-		-	3,127
Substandard	-	486		494		-		-		-		-	980
Total	$29,330	$3,562		$13,037		$12,672		$18,435		$17,540		$-	$94,576
Current period gross charge offs	$-	$138		$-		$-		$174		$-		$-	$312
Construction and land development
Risk rating
Pass	$1,898	$-		$-		$390		$-		$-		$-	$2,288
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$1,898	$-		$-		$390		$-		$-		$-	$2,288
Multifamily
Risk rating
Pass	$-	$-		$-		$-		$-		$18,950		$-	$18,950
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$18,950		$-	$18,950
Single family Sr. Lien
Risk rating
Pass	$-	$-		$-		$-		$-		$164		$562	$726
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$164		$562	$726
Single family Jr. Lien
Risk rating
Pass	$-	$-		$-		$-		$-		$-		$131	$131
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$-		$131	$131
Single family HELOC
Risk rating
Pass	$-	$-		$-		$-		$-		$-		$459	$459
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$-		$459	$459
Consumer
Risk rating
Pass	$-	$-		$-		$-		$-		$-		$10,504	$10,504
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		854	854
Total	$-	$-		$-		$-		$-		$-		$11,358	$11,358
Current period gross charge offs	$-	$-		$-		$-		$-		$-		$384	$384
Current period gross recoveries	$-	$-		$-		$-		$-		$-		$5	$5
Total Loans
Risk rating
Pass	$235,013	$182,237	-	$163,106	-	$93,805		$71,187	-	$133,615	-	$33,793	$912,756
Special mention	-	1,075	-	3,617	-	650	-	238	-	1,671	-	-	7,251
Substandard	372	486	-	4,445	-	12,489	-	9,297	-	11,319	-	854	39,262
Total	$235,385	$183,798		$171,168		$106,944		$80,722		$146,605		$34,647	$959,269

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

The following tables present the amortized cost basis of collateral-dependent loans by collateral type as of the dates indicated:

	Types of Collateral
March 31, 2026		Retail
(Dollars in thousands)		Shopping	Business
	Hotel / Motel	Center	Assets	Other	Total

Commercial and industrial	$-	$-	$2,506	$984	$3,489
Commercial real estate - non-owner occupied	35,284	-	-	-	35,284
Commercial real estate - owner occupied	476	-	-	487	963
	$35,760	$-	$2,506	$1,471	$39,736

	Types of Collateral
December 31, 2025		Retail
(Dollars in thousands)		Shopping	Business
	Hotel / Motel	Center	Assets	Other	Total

Commercial and industrial	$-	$-	$372	$-	$372
Commercial real estate - non-owner occupied	27,200	-	3,589	-	30,789
Commercial real estate - owner occupied	494	-	-	486	980
	$27,694	$-	$3,961	$486	$32,141

The following tables present the amortized cost basis of collateral-dependent loans by loan portfolio segment and the related allowance assigned as of the dates indicated:

March 31, 2026	Collateral Dependent Loans
(Dollars in thousands)	With a Related	Without a Related	Related
	Allowance	Allowance	Allowance

Commercial and industrial	$3,117	$372	$783
Commercial real estate - non-owner occupied	23,107	12,177	1,804
Commercial real estate - owner occupied	476	487	19

December 31, 2025	Collateral Dependent Loans
(Dollars in thousands)	With a Related	Without a Related	Related
	Allowance	Allowance	Allowance

Commercial and industrial	$-	$372	$-
Commercial real estate - non-owner occupied	14,034	16,755	1,161
Commercial real estate - owner occupied	494	486	26

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

The following tables present, by portfolio segment, the changes in the allowance for credit losses for the three-month periods indicated:

	Allowance for Credit Losses
	Balance,				Balance,
(Dollars in thousands)	January 1,	Provision for	Amounts	Amounts	March 31,
	2026	Credit Losses	Charged Off	Recovered	2026

Commercial and industrial	$378	$754	$-	$-	$1,132
Commercial real estate - non-owner occupied	7,214	1,342	-	-	8,556
Commercial real estate - owner occupied	628	(4)	-	-	624
Construction and land development	164	(15)	-	-	149
Multifamily	42	(6)	-	-	36
Single Family Sr. Lien	2	-	-	-	2
Single Family Jr. Lien	1	(1)	-	-	-
Single Family HELOC	4	-	-	-	4
Consumer	1,457	252	(1,469)	12	252
	$9,890	$2,322	$(1,469)	$12	$10,755

	Allowance for Credit Losses
	Balance,				Balance,
(Dollars in thousands)	January 1	Provision for	Amounts	Amounts	March 31,
	2025	Credit Losses	Charged Off	Recovered	2025

Commercial and industrial	$496	$9	$(162)	$-	$343
Commercial real estate - non-owner occupied	7,837	593	(624)	-	7,806
Commercial real estate - owner occupied	537	(34)	-	-	503
Construction and land development	49	(1)	-	-	48
Multifamily	39	23	-	-	62
Single Family Sr. Lien	33	(18)	-	-	15
Single Family Jr. Lien	14	(5)	-	-	9
Single Family HELOC	11	(5)	-	-	6
Consumer	98	148	(41)	-	205
	$9,114	$710	$(827)	$-	$8,997

The Company had gross loan charge offs of $1.5 million during the three months ended March 31, 2026 comprised entirely of revolving consumer loans. Comparatively, the Company had gross loan chargeoffs of $827 thousand during the three months ended March 31, 2025 comprised of commercial and industrial, commercial real estate - owner occupied, and consumer loans.

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

The following table presents the amortized cost basis of loans held for investment that were modified during the period for borrowers experiencing financial difficulty by loan portfolio segment:

Amortized Cost Basis at March 31, 2026
(Dollars in thousands)			Combination:
			Interest Rate		% of Total Class
	Term	Interest Rate	Reduction and		of Financing
	Extension	Reduction	Term Extension	Total	Receivable
Commercial real estate - non-owner occupied	$-	$-	$-	$-	0.0%

Amortized Cost Basis at March 31, 2025
(Dollars in thousands)			Combination:
			Interest Rate		% of Total Class
	Term	Interest Rate	Reduction and		of Financing
	Extension	Reduction	Term Extension	Total	Receivable
Commercial real estate - non-owner occupied	$-	$-	$3,408	$3,408	0.5%

The performance of these modified loans is monitored for twelve months following the modification. As of March 31, 2026 and December 31, 2025, all modified loans were on nonaccrual status.

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

There were no sale and leaseback transactions or leveraged leases as of March 31, 2026 or December 31, 2025. There were no leases that had not commenced as of March 31, 2026.

Below is a summary of the operating lease right-of-use asset and related lease liability, as well as the weighted average lease term (in years), weighted average discount rate and total rent expense as of the dates and periods indicated.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Right-of-use asset	$5,077	$5,297
Lease liability	$5,571	$5,757
Weighted average remaining lease term (in years)	5.9	6.1
Weighted average discount rate (annualized)	4.60%	4.58%

	Three Months Ended
	March 31, 2026	March 31, 2025
Rent expense	$220	$216
Cash paid for operating lease liabilities	$265	$262

At March 31, 2026, future minimum payments for operating leases are payable as follows:

(Dollars in thousands)
Years ending December 31:
2026	756
2027	1,037
2028	1,118
2029	1,129
2030	1,038
Thereafter	1,318
Total lease payments	$6,396
Less: imputed interest	(825)
Present value of lease liability	$5,571

Note 5. Loan Servicing Assets

The Company’s servicing assets consist primarily of the right to service the guaranteed portion of government guaranteed loans sold to others. The fair value of the servicing asset is essentially a valuation of the net future income stream, which is based on the rate of the fee, the estimated repayment speed of the loan and the estimated cost to service the loan.

The amount allocated to the loan servicing assets is recorded at fair value at the time of sale, as calculated by a third-party consulting firm specializing in government guaranteed loan matters.

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

The loan servicing asset is amortized over the period of estimated servicing income, generally five to seven years, with the amortization recorded against loan servicing fee income.

The balance of loans owned by third parties that are being serviced by the Company was $1.1 billion and $1.0 billion as of March 31, 2026 and December 31, 2025, respectively.

The following table presents a reconciliation of loan servicing rights as of the periods indicated:

(Dollars in thousands)	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Balance, beginning of period	$11,140	$8,976
Additions - servicing rights related to loans sold	1,752	7,798
Reductions - write-off of servicing assets	-	-
Reductions - amortization and early payoff	(1,516)	(5,634)
Balance, end of period	$11,376	$11,140

In the event of an early repayment of a serviced loan, the unamortized balance of the loan servicing asset for that loan is charged off against loan servicing fee income.

The aggregate balance of loan servicing rights is evaluated for impairment to ensure that the recorded balance is at the lower of amortized cost or fair value. There was no allowance for impairment recorded as of March 31, 2026 or December 31, 2025.

Note 6. Deposits

At March 31, 2026 and December 31, 2025, time deposits amounted to $595.3 million and $568.6 million, respectively. Interest expense on time deposits amounted to $5.8 million and $4.5 million for the three months ended March 31, 2026 and 2025, respectively.

The scheduled maturities of time deposits at March 31, 2026, are as follows:

(Dollars in thousands)	Time Deposit Maturities
	Less Than $250,000	$250,000 or more
2026	$339,492	$21,726
2027	146,737	12,493
2028	41,357	5,835
2029	21,383	-
2030	6,267	-
Maturing thereafter	-	-
Total time deposits	$555,236	$40,054

GBank had $127.8 million of brokered certificates of deposit as of March 31, 2026, having terms between six months and five years. Comparatively, GBank had $105.7 million of brokered certificates of deposit as of December 31, 2025, having terms between six months and five years.

The aggregate amount of demand deposit overdrafts that were reclassified as loans was $25 thousand at March 31, 2026, compared to $62 thousand as of December 31, 2025.

Note 7. Subordinated Debt, Other Borrowings, and Available Lines of Credit

Subordinated Debt Issued 2026

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

The net proceeds of the 2026 Notes were $10.5 million which includes $467 thousand of debt issuance costs that are being amortized over the expected life of the 2026 Notes.

The 2026 Notes are unsecured, subordinated obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company, and rank junior in right of payment to the Company’s current and future senior indebtedness. The 2026 Notes are intended to qualify as Tier 2 capital of the Company for regulatory capital purposes.

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

Subordinated Debt Issued 2020

On December 30, 2020, the Company completed a $6.5 million private placement of 4.50% fixed-to-floating rate subordinated notes due 2031 (the “2020 Notes”). The 2020 Notes were subordinate and junior in right of payment to the prior payment in full of all existing claims of creditors of the Company whether now outstanding or subsequently created, assumed, guaranteed, or incurred (collectively, “Senior Indebtedness”). The 2020 Notes were not secured by any assets of the Company or its sole subsidiary, GBank.

On January 15, 2026, the Company redeemed the 2020 Notes through utilization of the proceeds from the issuance of the 2026 Notes.

The Company recorded interest expense on subordinated debt issuances totaling $510 thousand for the three months ended March 31, 2026, compared to $285 thousand for the three months ended March 31, 2025. Accrued interest on subordinated debt totaled $400 thousand as of March 31, 2026, compared to $166 thousand accrued as of December 31, 2025.

Lines of Credit

The Company has a line of credit available from the Federal Home Loan Bank of San Francisco (the “FHLB”). The unused borrowing capacity at March 31, 2026 and December 31, 2025 with the FHLB, as collateralized by qualifying securities and pledged loans, was $126.1 million and $88.7 million, respectively. No draws have been made on the line, and the balance was zero at the end of March 31, 2026 compared to $100 thousand December 31, 2025.

The Company also has unsecured lines of credit with other correspondent banks totaling $40.0 million at March 31, 2026 and December 31, 2025. No draws have been made on these lines of credit and no balances were outstanding as of March 31, 2026 or December 31, 2025.

Other Borrowing Arrangements

GBank is approved to pledge loans and investment securities as collateral under the Federal Reserve Bank of San Francisco’s Borrower-In-Custody (“BIC”) Program. As of March 31, 2026, the Company had pledged loans and investment securities with an approximate carrying value of $592.7 million to the BIC Program and had unused borrowing capacity of $314.4 million. Comparatively, the Company had pledged loans and investment securities with an approximate carrying value of $633.1 million to the BIC Program and had unused borrowing capacity of $351.3 million at December 31, 2025. The balance outstanding under the BIC Program was zero as of March 31, 2026, compared to $1 thousand as of December 31, 2025.

The Company had no short-term borrowings outstanding as of March 31, 2026 compared to $371 thousand at December 31, 2025

Note 8. Stockholders' Equity and Earnings Per Share

Authorized Shares

The Company is authorized to issue three classes of shares: preferred stock, voting common stock, and nonvoting common stock. The Company had no preferred shares outstanding as of March 31, 2026 or December 31, 2025. The Company’s non-voting common stock and voting common stock share equally in dividends and residual net assets on a per share basis, and have identical rights and privileges, with the exception of voting rights. As of March 31, 2026 and December 31, 2025, the Company had 231,508 shares of nonvoting common stock issued and outstanding relating to the acquisition of a nonvoting equity interest in BankCard Services LLC ("BCS") during the second quarter of 2024. Earnings per share amounts, as well as the balance of common stock issued and outstanding on the consolidated balance sheets, reflect both voting and nonvoting common shares.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each of the periods presented. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus common shares that would have been outstanding if dilutive potential common shares, consisting of unvested restricted stock and outstanding stock options, had been issued.

The computation of earnings per share is provided in the table below for the three-month periods indicated.

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2026	March 31, 2025
Net income available to common shareholders	$1,315	$4,470
Weighted average shares outstanding (basic)	14,414,505	14,256,155
Effect of dilutive stock options	47,295	144,966
Effect of dilutive restricted stock	44,200	147,523
Weighted average shares outstanding (diluted)	14,506,000	14,548,644
Basic earnings per share	$0.09	$0.31
Diluted earnings per share	$0.09	$0.31
Anti-dilutive stock options excluded from
the computation of earnings per share	85,000	40,000

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

As of March 31, 2026 and December 31, 2025, the Company and GBank were in compliance with the CBLR requirements. The table below presents a summary of the main components and requirements of the CBLR:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Bank Tier 1 Capital Leverage Ratio	13.39%	13.42%
Average Total Consolidated Assets	$1,351,915	$1,331,466
Off-Balance-Sheet Exposures	$82,474	$91,804
Ratio of Off-Balance-Sheet Exposures to Total Assets	5.93%	6.77%
Trading Assets	None	None
Advances Approaching Banking Organization	No	No

Actual and required capital amounts and ratios for GBank, on a bank-only basis, are presented in the table below as of the dates indicated.

	Actual		Required for Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2026
Community Bank Leverage Ratio	$180,987	13.39%	$121,672	9.00%

December 31, 2025
Community Bank Leverage Ratio	$178,715	13.42%	$119,832	9.00%

Additionally, State of Nevada banking regulations restrict distribution of the net assets of the Company. These regulations require the sum of the Company’s stockholders’ equity and allowance for credit losses to be at least six percent of the average of the Company’s total daily deposit liabilities for the preceding sixty days. As a result of these regulations, $68.5 million and $68.2 million of the Company’s stockholders’ equity was restricted as of March 31, 2026 and December 31, 2025, respectively.

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

A summary of the contractual amounts of the Company’s exposure to off-balance-sheet risk is as follows as of the dates indicated:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Commitments to extend credit (1)	$81,677	$91,057
Credit card commitments	$109,127	$116,585
Standby letters of credit (2)	797	747
	$191,601	$208,389

(1)
Includes unsecured commitments of $1.4 million and $3.1 million as of March 31, 2026 and December 31, 2025, respectively.
(2)
Includes cash secured standby letters of credit of $797 thousand and $747 thousand as of March 31, 2026 and December 31, 2025.

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

GBank calculates estimated credit losses for off-balance-sheet credit exposures which are not unconditionally cancellable on a collective (pool) basis, with these pools mirroring the segments used for the calculation of the allowance for credit losses for loans, as these unfunded commitments share similar risk characteristics with the loan portfolio segments. The allowance for credit losses related to off-balance-sheet commitments was $27 thousand and $57 thousand as of March 31, 2026 and December 31, 2025, respectively, and is recorded in other liabilities on the consolidated balance sheets. The Company reported a net benefit related to the provision for credit losses for off-balance-sheet commitments of $30 thousand for the three months ended March 31, 2026 compared to a provision for credit losses related to off-balance-sheet commitments of $11 thousand for the three months ended March 31, 2025. The provision for credit losses related to off-balance-sheet commitments is recorded within the provision for credit losses on the consolidated statements of income.

Financial Instruments with Concentrations of Credit Risk

The Company’s loan portfolio is concentrated in commercial real estate loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 80%. Commercial real estate loans accounted for 89% and 88% of total loans at March 31, 2026 and December 31, 2025, respectively. No other loan classification exceeded 10% of the loan portfolio at March 31, 2026 or December 31, 2025.

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers in its local market area of Nevada, California, Utah, and Arizona, and to customers located throughout the United States through the Company’s nationwide government guaranteed loan programs.

Loans secured by commercial real estate, residential real estate, or other property are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers. Unsecured loans accounted for less than 1% of total gross loans at March 31, 2026 and December 31, 2025.

At March 31, 2026, the Company’s loan portfolio included loans and loan commitments in over forty states. The following table sets forth the dispersion of loan principal balances and related commitments (undisbursed loan proceeds) for the states having at least five percent of the total loan principal balances and commitments outstanding:

(Dollars in thousands)	March 31, 2026
	Amounts	Percentage
Nevada	$236,912	20.12%
North Carolina	171,985	14.61%
Ohio	84,266	7.16%
Illinois	77,319	6.57%
Texas	72,747	6.18%
Indiana	62,720	5.33%
California	59,276	5.03%
Other	412,263	35.00%
Total Loan Commitments	$1,177,488	100.00%

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

Other Commitments

During the second quarter of 2022, the Company entered into a Limited Partnership Agreement with a venture capital fund under which the Company has committed up to $2.0 million in capital contributions to the partnership. The Company is a limited partner of the partnership with no controlling financial interests. Capital contributions are expected to be made through 2027. The Company had made capital contributions to the venture capital fund totaling $1.1 million as of both March 31, 2026 and December 31, 2025, respectively, with this balance included in other assets on the consolidated balance sheets.

Note 11. Income Taxes

Income tax expense was $139 thousand for the three months ended March 31, 2026, a decrease of $1.1 million compared to $1.2 million for three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 was 9.4%, compared to 21.4% for the three months ended March 31, 2025. The decreases in income tax expense and the effective tax rate were primarily due to lower pre-tax earnings and certain discrete items related to stock option exercises executed during the quarter totaling $800 thousand, or $192 thousand tax-effected.

Note 12. Fair Value Measurements

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

There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2026 or the year ended December 31, 2025.

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

The table below presents the balance of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

Fair Value Measurements at March 31, 2026 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale debt securities:
Residential mortgage-backed securities	$111,320	$-	$111,320	$-

Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale debt securities:
Residential mortgage-backed securities	$71,038	$-	$71,038	$-

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

The table below presents the balance of financial assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of the dates indicated:

		Fair Value Measurements at March 31, 2026 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Commercial real estate - non-owner occupied	$21,303	$-	$-	$21,303
Commercial real estate - owner occupied	457	-	-	457
Commercial and industrial	2,334			2,334
Other real estate owned:		-	-	-
Commercial real estate - non-owner occupied	1,800	-	-	1,800
Commercial real estate - owner occupied	2,061	-	-	2,061
Commercial and industrial	540	-	-	540

		Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Commercial real estate - non-owner occupied	$12,873	$-	$-	$12,873
Commercial real estate - owner occupied	468	-	-	468
Other real estate owned:
Commercial real estate - non-owner occupied	1,800	-	-	1,800
Commercial real estate - owner occupied	2,061	-	-	2,061
Commercial and industrial	540	-	-	540

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value as of the dates indicated.

(Dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
March 31, 2026	Estimate	Technique	Input	Range	Average
Assets:
Individually evaluated loans:
Commercial real estate - non-owner occupied	$21,303	Appraisal (1)	Appraisal adjustments (2)	13%-23%	19%
Commercial real estate - owner occupied	457	Appraisal (1)	Appraisal adjustments (2)	39%-39%	39%
Commercial and industrial	2,334	Appraisal (1)	Appraisal adjustments (2)	6%-32%	13%
Other real estate owned:
Commercial real estate - non-owner occupied	1,800	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%
Commercial real estate - owner occupied	2,061	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%
Commercial and industrial	540	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%

(Dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
December 31, 2025	Estimate	Technique	Input	Range	Average
Assets:
Individually evaluated loans:
Commercial real estate - non-owner occupied	$12,873	Appraisal (1)	Appraisal adjustments (2)	15%-29%	24%
Commercial real estate - owner occupied	468	Appraisal (1)	Appraisal adjustments (2)	39%-39%	39%
Other real estate owned:
Commercial real estate - non-owner occupied	1,800	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%
Commercial real estate - owner occupied	2,061	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%
Commercial and industrial	540	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%

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

Carrying amounts and estimated fair values of financial instruments were as follows as of the dates indicated:

		March 31, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Amount	Fair Value	Amount	Fair Value
Financial instruments - assets
Cash and due from banks	1	$4,960	$4,960	$5,326	$5,326
Interest-bearing deposits with other financial institutions	1	103,134	103,134	192,538	192,538
Investment securities available for sale	2	111,320	111,320	71,038	71,038
Loans held for sale	3	74,507	78,343	46,009	47,676
Loans, net	3	1,014,381	1,014,296	949,379	957,194
Loan servicing assets	3	11,376	20,596	11,140	20,169
Federal Home Loan Bank stock	2	5,513	5,513	5,513	5,513
Accrued interest receivable	2	7,606	7,606	7,840	7,840
Financial instruments - liabilities
Deposits	2	1,170,965	1,145,556	1,142,695	1,122,810
Short-term borrowings	2	-	-	371	371
Subordinated debt	2	30,326	28,946	26,163	25,559
Accrued interest payable	2	2,361	2,361	3,884	3,884

Note 13. Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the Company’s CODM in deciding how to allocate resources and assess performance. GBank’s CODM is Edward M. Nigro, Executive Chairman and CEO. The Company’s CODM monitors the revenue streams and significant expenses of its various products and services, as well as budget to actual results, in assessing the Company’s segments. The evaluation of significant expenses include salaries and employee benefits, data processing, occupancy, and legal and professional fees. Overall, operations are managed, and financial performance is evaluated, on a Company-wide basis using the Company’s consolidated net income to monitor actual results versus budget, in competitive analyses by benchmarking to the Company’s peers, and in decision making pertaining to executive compensation levels, new product decisions, expansion plans, and capital expenditure spending. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable segment.

The following table presents certain information reviewed by management for the three-month periods presented:

	Three Months Ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Net interest income	$12,191	$11,894
Provision for credit losses	2,293	721
Noninterest income	7,454	5,463
Noninterest expense	15,876	10,907
Provision for income taxes	139	1,224
Net loss attributable to equity investment	(22)	(35)
Net income	1,315	4,470

Total Assets	$1,393,812	$1,190,012

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents management’s discussion and analysis of the financial condition and results of operations of GBank Financial Holdings Inc. (individually, “GBFH” and collectively with its subsidiaries including GBank, the “Company”). This discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and with the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Results of operations for the periods included in this quarterly report on Form 10-Q are not necessarily indicative of results to be obtained during any future period.

General

GBank Financial Holdings Inc. is a bank holding company headquartered in Las Vegas, Nevada and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Through our wholly owned bank subsidiary, GBank, we operate two full-service commercial branches in Las Vegas, Nevada to provide a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals in Nevada, California, Utah, and Arizona. Our founding members, including our Executive Chairman of the Board, Edward M. Nigro, recognized a need in the greater Las Vegas area for a solutions-oriented, relationship bank focused on middle market companies and real estate entrepreneurs who generally require loans of $200 thousand to $20 million, a size often overlooked or deprioritized by larger financial institutions. GBank was established in 2007 with the goal of helping these underserved clients build and sustain wealth. By combining the relationship-based focus of a community bank with the extensive suite of financial products and services offered by our largest competitors, we believe that we are well-positioned to continue to capitalize on the significant growth opportunities available not only in the greater Las Vegas and Clark County area, but regionally and nationally through our SBA lending and Gaming Fintech initiatives. These activities, together with our two strategically located banking centers, generate a stable source of low-cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields.

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

The following table presents a summary of the Company's earnings and selected performance ratios for the three-month periods presented:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2026	2025
Net Income	$1,315	$4,470
Diluted Earnings Per Share	$0.09	$0.31
Return on Average Assets	0.39%	1.61%
Return on Average Equity	3.12%	12.59%
Net Interest Margin (annualized)	3.86%	4.47%
Non-Performing Assets to Total Assets	3.17%	1.71%
Net Charge-Off (Recoveries) to Average Loans (annualized)	0.57%	0.39%

Financial highlights for the three months ended March 31, 2026 are presented below:

•
Net income of $1.3 million and diluted earnings per share of $0.09, compared to $4.5 million and diluted earnings per share of $0.31 for the first quarter of 2025.
•
Loan growth of 7% since December 31, 2025, resulting in $1.0 billion in on-balance sheet loans as of March 31, 2026, a milestone for the Company.
•
Principal balances of loans sold of $79.0 million compared to principal balances of loans sold of $68.7 million during the three months ended March 31, 2025.
•
Net interchange fees were $2.2 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively.
•
On-balance sheet guaranteed loans, including loans held for sale and loans held for investment, totaled $252.1 million as of March 31, 2026 compared to $229.7 million at December 31, 2025.
•
Non-performing assets of $44.1 million at March 31, 2026 representing 3.17% of total assets compared to $37.4 million of non-performing assets at December 31, 2025, representing 2.75% of total assets.

Critical Accounting Policies

The 2025 Annual Report on Form 10-K includes a summary of critical accounting estimates that the Company considers to be most important to the presentation of its financial condition and results of operations. These estimates require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Management considers the accounting judgments relating to the allowance for credit losses to be the accounting area that requires the most subjective and complex judgments.

There have been no material changes to the Company's critical accounting estimates as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

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

Average balances, interest income or expense, and the interest yield or rate for the Company’s interest-sensitive assets and liabilities are presented in the tables below for the three-month periods presented. Average balances are calculated on a daily basis. The Company had no tax equivalent adjustments for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended
	March 31, 2026			March 31, 2025
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate(2)	Balance	Interest	Rate(2)
ASSETS:
Interest Bearing Deposits With Banks	$132,062	$1,257	3.86%	$102,628	$1,192	4.71%
Investment Securities:
Taxable	101,725	1,102	4.39%	105,222	1,281	4.94%
Loans, Net (1)	1,041,831	18,958	7.38%	866,690	16,836	7.88%
Federal Home Loan Bank Stock	5,513	277	20.38%	4,652	100	8.72%
Total Earning Assets	1,281,131	21,594	6.84%	1,079,192	19,409	7.29%

Cash and Due From Banks	6,109			6,216
Other Assets	68,980			39,177
Total Assets	1,356,220			1,124,585

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing Demand	$73,172	521	2.89%	$65,693	355	2.19%
Money Market and Savings	275,878	2,545	3.74%	264,085	2,411	3.70%
Certificates of Deposit	569,474	5,827	4.15%	385,704	4,464	4.69%
Total Interest-Bearing Deposits	918,524	8,893	3.93%	715,482	7,230	4.10%

Short-Term Borrowings	14	-	0.00%	-	-	0.00%
Subordinated Debt	29,008	510	7.13%	26,095	285	4.43%
Total Interest-Bearing Liabilities	947,546	9,403	4.02%	741,577	7,515	4.11%

Noninterest-bearing Deposits	212,683			218,874
Other Liabilities	25,099			20,139
Shareholders' Equity	170,892			143,995
Total Liabilities & Shareholders' Equity	$1,356,220			$1,124,585

Net Interest Income		$12,191			$11,894

Total Yield on Earning Assets			6.84%			7.29%
Cost on Interest-Bearing Liabilities			4.02%			4.11%
Average Interest Spread			2.81%			3.18%
Net Interest Margin			3.86%			4.47%

(1)
For the three months ended March 31, 2026 and 2025, the average balance of loans, net includes average non-accrual loan balances of $36.7 million and $17.9 million, respectively.
(2)
Annualized on an actual/actual basis.

The following table presents the effects of changing rates and volumes on net interest income for the three-month periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to volume.

	Three Months Ended
	March 31, 2026 vs. March 31, 2025
	Increase (Decrease)
(Dollars in thousands)	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Deposits With Banks	$342	$(277)	$65
Investment Securities:
Taxable	(43)	(136)	(179)
Loans, Net	3,402	(1,280)	2,122
Federal Home Loan Bank Stock	19	158	177
Total Interest Income	3,720	(1,535)	2,185

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest-bearing Demand	40	126	166
Money Market and Savings	108	26	134
Certificates of Deposit	2,127	(764)	1,363
Total Interest-Bearing Deposits	2,275	(612)	1,663

Short-Term Borrowings	-	-	-
Subordinated Debt	32	193	225
Total Interest Expense	2,307	(419)	1,888

NET INTEREST INCOME	$1,413	$(1,116)	$297

For the three months ended March 31, 2026, interest income was $21.6 million, an increase of $2.2 million compared to $19.4 million for the three months ended March 31, 2025. The increases in interest income when comparing the three-month periods ended March 31, 2026 to the same period in 2025 is primarily due to increases in average interest-earning assets, partially offset by yield reductions on adjustable-rate loans, securities, and other liquid assets as a result of the cumulative 75 basis point reduction in the target federal funds rate on the Company’s variable-rate loan portfolio over the preceding twelve months.

Interest expense was $9.4 million for the three months ended March 31, 2026, an increase of $1.9 million compared to $7.5 million for the three months ended March 31, 2025. The increase in interest expense when comparing the three months ended March 31, 2026 to the same period in 2025 was driven by increases in average interest-bearing liabilities to fund asset growth.

For the three months ended March 31, 2026, the Company's net interest margin decreased to 3.86%, compared to 4.47% for the three months ended March 31, 2025. The decrease in net interest margin for the three months ended March 31, 2026 when compared to the same period in 2025 is reflective of the lower market interest rate environment as explained in the above paragraphs.

Provision for Credit Losses

The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans and unfunded loan commitments. The provision is equal to the amount required to maintain the ACL at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan portfolio based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three months ended March 31, 2026, the Company recorded a provision for credit losses of $2.3 million. The provision for credit losses for the three months ended March 31, 2026 is primarily reflective of increases in specific reserves of $1.4 million on individually evaluated commercial real estate - owner occupied, commercial real estate - non-owner occupied, and commercial and industrial loans. Additionally, the increase includes $860 thousand related to non-guaranteed loan growth primarily within GBank's commercial real estate - non-owner occupied loan portfolio.

Noninterest Income

The following table presents the components of total noninterest income.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	$ Change	% Change
Gain on sale of loans	$3,790	$2,537	$1,253	49.4
Loan servicing income	998	703	295	42.0
Service charges and fees	58	56	2	3.6
Net interchange fees	2,191	2,003	188	9.4
Other income	417	164	253	154.3
Total noninterest income	$7,454	$5,463	$1,991	36.4

For the three months ended March 31, 2026, noninterest income totaled $7.5 million compared to noninterest income $5.5 million for the three months ended March 31, 2025.

Gain on sale of loans totaled $3.8 million for the first quarter of 2026 compared to $2.5 million for the first quarter of 2025. The increase in gain on sale of loans for the three-month period ended March 31, 2026 was due to higher volumes of loans sold and favorable secondary market pricing during the three months ended March 31, 2026 when compared to the same period of 2025.

Loan servicing income increased $295 thousand from $703 thousand for the three months ended March 31, 2025 to $998 thousand for the three months ended March 31, 2026. The increase in loan servicing income was the result of higher average balances of loans serviced by the Company during 2026.

Other income increased $253 thousand from $164 thousand for the three months ended March 31, 2025 to $417 thousand for the three months ended March 31, 2026 due to an increase in bank owned life insurance income of $304 thousand for the quarter ended March 31, 2026 resulting from a bank owned life insurance investment of $15.0 million during the third quarter of 2025.

Noninterest Expense

The following tables present the components of total noninterest expense.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	$ Change	% Change
Salaries and employee benefits	$6,750	$6,400	$350	5.5
Data processing	1,889	1,405	484	34.4
Occupancy expense	410	392	18	4.6
Legal and professional fees	371	700	(329)	(47.0)
Loan related costs	459	384	75	19.5
Audits and exams	198	497	(299)	(60.2)
Advertising and marketing	830	364	466	128.0
FDIC insurance	156	122	34	27.9
Credit card fraud loss	4,213	-	4,213	n/a
Other	600	643	(43)	(6.7)
Total Noninterest Expense	$15,876	$10,907	$4,969	45.6

For the three months ended March 31, 2026, noninterest expense increased 45.6% to $15.9 million, compared to $10.9 million for the three months ended March 31, 2025.

Salaries and employee benefits expense totaled $6.8 million for the three months ended March 31, 2026, an increase of $350 thousand or 5.5% when compared to $6.4 million for the first quarter of 2025. The increase is attributable to (i) higher employee salaries and benefits expenses resulting from an increase in full-time equivalent employees from 175 at March 31, 2025 to 189 at March 31, 2026 and (ii) an increase in stock based compensation expense of $105 thousand quarter over quarter.

During the first quarter of 2026, the Company identified and charged off $4.2 million of third-party fraud credit card losses related to embedded bot fraud resulting from a direct mail retail credit card campaign undertaken during the second half of 2025. Similar losses did not occur during the three months ended March 31, 2025.

Data processing expense increased $484 thousand, or 34.4%, from $1.4 million for the three months ended March 31, 2025 to $1.9 million for the three months ended March 31, 2026. The year over year increase was due to higher costs from transactional-based charges given the volume increases in loans and deposits over the last twelve months.

Legal and professional fees totaled $371 thousand for the three months ended March 31, 2026, a decrease of $329 thousand or 47.0% when compared to $700 thousand for the three months ended March 31, 2025. Audits and exams expense totaled $198 thousand for the three months ended March 31, 2026, a decrease of $299 thousand when compared to $497 thousand for the first quarter of 2025. The decrease in legal and professional fees and audits and exams expense reflects extraordinary legal, professional, and audit fees associated with the preparation and filing of the registration statement with the Securities and Exchange Commission on Forms S-1 and S-1/A during the first quarter of 2025.

Advertising and marketing expense increased $466 thousand to $830 thousand during the first quarter of 2026, compared to $364 thousand during the first quarter of 2025. The increase in advertising and marketing expense was largely attributable marketing and advertising expenses related to the Company's credit card product.

Income Taxes

Income tax expense was $139 thousand for the three months ended March 31, 2026, a decrease of 88.6% or $1.1 million compared to $1.2 million for the three months ended March 31, 2025. The decrease in income tax expense during the three months ended March 31, 2026 was primarily due to lower pre-tax earnings, as well as the timing and volume of certain stock based compensation transactions resulting in tax benefits to the company.

The effective tax rate for the three months ended March 31, 2026 was 9.4% compared to 21.4% for the three months ended March 31, 2025. The fluctuations in the effective tax rate are largely driven by the timing and volume of certain stock-based compensation transactions resulting in tax benefits to the Company.

Comparison of Financial Condition – March 31, 2026 and December 31, 2025

Total Assets

Total assets were $1.4 billion for each of the periods ended March 31, 2026 and December 31, 2025.

Cash and Cash Equivalents

Cash and cash equivalents decreased 45% from $197.9 million at December 31, 2025 to $108.1 million at March 31, 2026 as cash outflows to fund loan growth and investment purchases more than offset cash inflows from deposit growth during the first three months of 2026.

Investments

The Company maintains an investment security portfolio to generate income through interest and potential sales, manage liquidity for funding needs, support interest rate risk management, and meet regulatory requirements for high-quality liquid assets.

The investment security portfolio is comprised of available for sale securities recorded at fair value which increased $40.3 million from $71.0 million at December 31, 2025 to $111.3 million at March 31, 2026 primarily due to the purchase of $44.0 million of available for sale residential mortgage-backed securities.

The following table presents the maturity composition and the weighted average yields of the investment portfolio as of March 31, 2026. Mortgage-backed security maturities are based on paydown trends in the most recent three-month period. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted-average yield is calculated based on the amortized cost of each security.

Maturing
(Dollars in thousands)	One Year		After One Year		After Five Years		After
	or Less		Through Five Years		Through Ten Years		Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
As of March 31, 2026	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities, at fair value:
Residential mortgage-backed securities	$351	1.94%	$19,056	4.37%	$61,397	4.38%	$30,516	4.01%

Loans

Total loans, net of deferred loan costs and unamortized discounts, increased 7% to $1.0 billion at March 31, 2026, compared to $959.3 million at December 31, 2025. Loan originations, including government guaranteed and non-guaranteed commercial loans, totaled $208.1 million during the first three months of 2026, compared to $133.0 million for the same period in 2025.

The following table presents the ending balance of loans outstanding, by type, as of the dates indicated.

	March 31, 2026		December 31, 2025
(Dollars in thousands)		Percent of		Percent of
	Balance	Total Loans	Balance	Total Loans
Commercial and industrial	$81,623	8.0%	$80,216	8.4%
Commercial real estate - non-owner occupied	823,966	80.4	750,565	78.2
Commercial real estate - owner occupied	91,578	8.9	94,576	9.9
Construction and land development	2,270	0.2	2,288	0.2
Multifamily	18,930	1.8	18,950	2.0
Single Family Sr. Lien	723	0.1	726	0.1
Single Family Jr. Lien	93	0.0	131	0.0
Single Family HELOC	459	0.0	459	0.0
Consumer	5,494	0.6	11,358	1.2
Loans, net	1,025,136	100.0%	959,269	100.0%
Allowance for credit losses	(10,755)		(9,890)
Loans, net of allowance	$1,014,381		$949,379

The Company's three largest loan segments are presented by borrower type in the table below for the periods presented.

	March 31, 2026		December 31, 2025
(Dollars in thousands)		Percent of		Percent of
	Balance	Total Loans	Balance	Total Loans
Commercial and industrial:
General business	$25,453	2.5%	$24,996	2.6%
Services	16,313	1.6	16,107	1.7
Social assistance	14,628	1.4	14,797	1.5
Manufacturing	13,598	1.3	13,426	1.4
Transportation	8,048	0.8	6,439	0.7
Retail	3,583	0.3	4,451	0.5
Total commercial and industrial	$81,623	8.0	$80,216	8.4
Commercial real estate - non-owner occupied:				-
Hotel	744,281	72.6	680,914	71.0
Real Estate Rental	65,813	6.4	67,944	7.1
Food Processing	12,185	1.2	-	-
Other	1,687	0.2	1,707	0.2
Total commercial real estate - non-owner occupied	$823,966	80.4	$750,565	78.2
Commercial real estate - owner occupied:				-
Retail	33,854	3.3	31,932	3.3
Hotel	22,443	2.2	22,536	2.3
Specialty Trade	6,646	0.6	6,724	0.7
Gas Station	6,332	0.6	6,751	0.7
Real Estate Rental	5,705	0.6	4,635	0.5
Services	3,221	0.3	3,502	0.4
Medical	2,395	0.2	3,763	0.4
Other	10,982	1.1	14,733	1.5
Total commercial real estate - owner occupied	$91,578	8.9	$94,576	9.9

The Company continues to expand its national business lines for government guaranteed lending with a focus on the hospitality industry. For the year ended December 31, 2025, the Bank was a leading provider of SBA hotel financing and ranked among the nation’s top originators of SBA 7(a) loans, placing #11 nationwide. The balance of guaranteed loans at March 31, 2026 was $252.1 million, representing 17.3% of loans. Comparatively, at December 31, 2025, the Company had $229.7 million of guaranteed loan balances representing 19.2% of loans.

Net deferred loan costs totaled $10.4 million at March 31, 2026 and $10.0 million at December 31, 2025. Net deferred loan costs represent the costs incurred to originate loans, net of fees paid by the borrower, which are measured and recorded at the date the loan is originated. Unamortized discount totaled $11.2 million at March 31, 2026 and $10.9 million at December 31, 2025. The unamortized discount relates to the retained portion of government guaranteed loans and is based on the relative fair value of the retained loan as calculated by an independent consulting firm. Loan costs and discount are amortized over the life of the loan and are recorded as an adjustment to interest income on the loan.

Loans held for sale totaled $74.5 million at March 31, 2026 and consisted of commercial real estate – non-owner occupied, commercial real estate – owner occupied, and commercial and industrial loans. Loans held for sale totaled $46.0 million at December 31, 2025 and consisted of commercial real estate – non-owner occupied, commercial real estate – owner occupied, and commercial and industrial loans. The balance of unguaranteed portions to be retained are reported as held for investment.

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

The following table presents the allowance for credit loss as a percentage of total loans as of the dates indicated:

(In Thousands)
As of March 31, 2026	Total ACL - Loans	Total Loans	% of Total Loans Outstanding	Allowance as a % of Loan Category
Commercial and industrial	$1,132	$81,623	8.0%	1.4%
Commercial real estate - non-owner occupied	8,556	823,966	80.4	1.0
Commercial real estate - owner occupied	624	91,578	8.9	0.7
Construction and land development	149	2,270	0.2	6.6
Multifamily	36	18,930	1.8	0.2
Single Family Sr Lien	2	723	0.1	0.3
Single Family Jr Lien	-	93	0.0	0.0
Single Family HELOC	4	459	0.0	0.9
Consumer	252	5,494	0.6	4.6
Total	$10,755	$1,025,136	100.0%	1.0%

(In Thousands)
As of December 31, 2025	Total ACL - Loans	Total Loans	% of Total Loans Outstanding	Allowance as a % of Loan Category
Commercial and industrial	$378	$80,216	8.4%	0.5%
Commercial real estate - non-owner occupied	7,214	750,565	78.2	1.0
Commercial real estate - owner occupied	628	94,576	9.9	0.7
Construction and land development	164	2,288	0.2	7.2
Multifamily	42	18,950	2.0	0.2
Single Family Sr Lien	2	726	0.1	0.3
Single Family Jr Lien	1	131	0.0	0.8
Single Family HELOC	4	459	0.0	0.9
Consumer	1,457	11,358	1.2	12.8
Total	$9,890	$959,269	100.0%	1.0%

The allowance for credit losses increased from $9.9 million at December 31, 2025 to $10.8 million at March 31, 2026. The allowance as a percentage of loan balances increased from 1.03% to 1.05%. The Company continues to closely monitor credit quality in light of the ongoing economic uncertainty caused by, among other factors, continued uncertainty regarding U.S. trade and tariff policy and the lingering inflationary pressures and the risk of the resurgence of elevated levels of inflation in the United States and our market areas. Accordingly, additional provisions for credit losses may be necessary in future periods.

The following table presents non-performing assets and related ratios as of the periods presented.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Non-performing assets:
Total nonaccrual loans	$39,736	$32,141
Loans 90 days past due and accruing	-	854
Total non-performing loans	39,736	32,995
Other real estate owned	4,401	4,401
Total non-performing assets	$44,137	$37,396

Non-performing loans to net loans	4.31%	3.90%
Nonaccrual loans to net loans	3.88%	3.35%
ACL to nonaccrual loans	27.07%	30.77%
ACL to gross loans	1.05%	1.03%

The Company had $39.7 million of non-performing loans as of March 31, 2026, compared to $33.0 of non-performing loans as of December 31, 2025. As of March 31, 2026, the balance of non-performing loans was comprised of certain commercial real estate – non-owner occupied, commercial real estate – owner occupied, and commercial and industrial loans, of which $30.9 million is guaranteed by the SBA. Included in the balance of non-performing loans as of March 31, 2026 are $27.5 million of individually evaluated loans with specific credit loss reserves of $2.6 million assigned. As of December 31, 2025, the balance of non-performing loans was comprised of certain commercial real estate – non-owner occupied, commercial real estate – owner occupied, commercial and industrial loans, and consumer loans totaling $33.0 million, of which $24.8 million is guaranteed by the SBA. Included in the balance of non-performing assets as of December 31, 2025 are $14.5 million of individually evaluated loans with specific credit loss reserves of $1.2 million assigned.

The Company held $4.4 million of other real estate owned as of both March 31, 2026 and December 31, 2025.

Premises and Equipment

Premises and equipment increased $144 thousand from $1.1 million at December 31, 2025 to $1.2 million at March 31, 2026 largely due purchases of $210 thousand net of depreciation of $66 thousand during the three months ended March 31, 2026.

Other Assets

Other assets totaled $27.6 million at March 31, 2026, a decrease of $10.2 million, or 27% when compared to $37.8 million at December 31, 2025, with this decrease largely attributable to the collection of $10.2 million of cash in-transit during the first three months of 2026 related to certain investment security sales executed during the fourth quarter of 2025.

Total Liabilities

The Company’s total liabilities increased $32.5 million, or 3% from December 31, 2025 to March 31, 2026. The increase in total liabilities was primarily attributable to an increase in total deposits of $28.3 million with the largest increases within time deposits.

Deposits and Other Funding Sources

Total deposits increased 2% to $1.2 billion at March 31, 2026 compared to $1.1 billion at December 31, 2025. The year-to-date increases in non-interest bearing, interest bearing demand deposits, and time deposits were partially offset by decreases in savings deposits.

The following table presents the average balances of deposits by type and the related average interest rates for the three months ended March 31, 2026:

	March 31, 2026
(Dollars in thousands)	Balance	Rate
Noninterest-bearing Deposits	$212,683	-%
Interest-bearing Demand	73,172	2.89
Money Market and Savings	275,878	3.74
Certificates of Deposit	569,474	4.15
	$1,131,207	0.79%

Federal Deposit Insurance Corporation (“FDIC”) deposit insurance covers $250 thousand per depositor, per FDIC-insured bank, for each account ownership category. As of March 31, 2026, uninsured deposits were approximately $422.8 million, or 35.7% of total deposits, compared to $417.4 million, or 36.5% of total deposits, as of December 31, 2025.

As of March 31, 2026 the maturities of time deposits having balances over $250 thousand were as follows:

(Dollars in thousands)

2026	$21,726
2027	12,493
2028	5,835
2029	-
2030	-
Maturing thereafter	-
$40,054

Short-term Borrowings and Subordinated Debt

The Company had no short-term borrowings as of March 31, 2026 compared to $371 thousand for December 31, 2025.

Subordinated debt totaled $30.3 million as of March 31, 2026 compared to $26.2 million as of December 31, 2025. See "Note 7 - Subordinated Debt, Other Borrowings, and Available Lines of Credit", within the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Stockholders’ Equity and Capital

Stockholders' equity increased 1% to $167.6 million at March 31, 2026 compared to $165.8 million at December 31, 2025 with this increase driven primarily by the net income generated during the first three months of 2026.

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
•
Trading assets plus trading liabilities of 5% or less of total consolidated assets; and
•
Not an advanced approaches banking organization.

As of March 31, 2026 and December 31, 2025, the Company and GBank were in compliance with the CBLR requirements.

The table below presents a summary of the main components and requirements of the CBLR as of the dates indicated:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Bank Tier 1 Capital Leverage Ratio	13.39%	13.42%
Average Total Consolidated Assets	$1,351,915	$1,331,466
Off-Balance-Sheet Exposures	$82,474	$91,804
Ratio of Off-Balance-Sheet Exposures to Total Assets	5.93%	6.77%
Trading Assets	None	None
Advances Approaching Banking Organization	No	No

The Company's common equity to assets ratio was 12.0% as of March 31, 2026 compared to 12.2% as of December 31, 2025. The Company's book value per share was $11.58 as of March 31, 2026, an increase from $11.52 as of December 31, 2025.

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

A summary of the Company's on-balance-sheet primary liquidity sources is presented in the table below as of the dates indicated:

(Dollars in thousands)	March 31, 2026	December 31, 2025

Cash and due from banks	$4,960	$5,326
Interest-bearing deposits with other financial institutions	103,134	192,538
Investment securities, available for sale	111,320	71,038
Loans held for sale	74,507	46,009
Total primary liquidity sources	$293,921	$314,911

The Company has a line of credit available from the FHLB. The unused borrowing capacity with the FHLB, as collateralized by qualifying securities and pledged loans, was approximately $126.1 million and $88.7 million, at March 31, 2026 and December 31, 2025, respectively. No draws were outstanding as of March 31, 2026. The balance on the line of credit with the FHLB of San Francisco was $100 thousand as of December 31, 2025.

GBank participates in the Federal Reserve Bank of San Francisco’s BIC Program and, as of March 31, 2026 and December 31, 2025, the Company had pledged loans and investment securities with an approximate carrying value of $592.7 million and $633.1 million, respectively, to the BIC Program. Unused borrowing capacity at the Federal Reserve Bank of San Francisco totaled $314.4 million and $351.3 million as of March 31, 2026 and December 31, 2025, respectively.

The Company also has unsecured lines of credit with other correspondent banks totaling $40.0 million at March 31, 2026. No draws have been made on these lines of credit and no balances were outstanding as of March 31, 2026 and December 31, 2025.

The Company’s Consolidated Statement of Cash Flows presents additional information regarding the sources and uses of cash for the three months ended March 31, 2026. Operating activities resulted in a net decrease in cash of $14.3 million, as cash inflows from loan sales were more than offset cash outflows for the origination of loans held for sale. Investing activities resulted in a net decrease in cash of $108.5 million primarily due to loans originated and held for investment, as well as purchases of available for sale securities. Financing activities resulted in a net increase to cash of $33.0 million, primarily due to a net increase in deposits during the three months ended March 31, 2026.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At March 31, 2026, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed to be immaterial to the financial condition and operating results of the Company.

Item 1A. Risk Factors.

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 27, 2026. There have been no material changes in the risk factors disclosed by the Company in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

GBank Financial Holdings Inc.

Date: May 15, 2026	By:	/s/ Edward M. Nigro
Edward M. Nigro
Executive Chairman and CEO

Date: May 15, 2026	By:	/s/ Olivia M. Caley
Olivia M. Caley
SVP, Financial Reporting Director