Form 10-Q
period 2026-06-30
GBank Financial Holdings Inc.
filed 2026-08-13
CIK 1791145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026 the registrant had 14,516,457 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 (this “Form 10-Q”) may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of GBank Financial Holdings Inc. (the “Company”) and its wholly-owned subsidiary GBank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K, filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2026 and in this Form 10-Q. In addition, these factors include but are not limited to:

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GBank Financial Holdings Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share data)
ASSETS	June 30, 2026	December 31, 2025
Cash and due from banks	$6,726	$5,326
Interest-bearing deposits with other financial institutions	134,603	192,538
Total cash and cash equivalents	141,329	197,864

Investment securities:
Available for sale, at fair value (amortized cost of $117,538 at June 30, 2026 and $71,061 at December 31, 2025)	115,018	71,038
Loans held for sale	50,848	46,009
Loans, net of deferred fees and costs	1,047,352	959,269
Less: Allowance for credit losses	(12,418)	(9,890)
Loans, net	1,034,934	949,379

Premises and equipment, net	1,346	1,094
Operating lease right-of-use asset	4,857	5,297
Bank-owned life insurance	30,614	30,004
Loan servicing assets, net	12,270	11,140
Federal Home Loan Bank stock, at cost	5,797	5,513
Other real estate owned	5,663	4,401
Other assets	29,026	37,752
Total Assets	$1,431,702	$1,359,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$233,444	$214,127
Interest-bearing demand	65,995	70,966
Savings	353,065	289,038
Time	553,227	568,564
Total deposits	1,205,731	1,142,695

Short-term borrowings	-	371
Subordinated debt	30,328	26,163
Operating lease liability	5,382	5,757
Other liabilities	17,451	18,750
Total liabilities	1,258,892	1,193,736

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Common stock, par value $0.0001; 80,000,000 shares authorized; 14,470,352 shares issued and outstanding at June 30, 2026 and 14,385,226 shares issued and outstanding at December 31, 2025	1	1
Additional paid-in capital	82,606	80,405
Retained earnings	92,143	85,366
Accumulated other comprehensive loss	(1,940)	(17)
Total Stockholders' Equity	172,810	165,755
Total Liabilities and Stockholders' Equity	$1,431,702	$1,359,491

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
INTEREST INCOME	2026	2025	2026	2025
Interest and fees on loans	$20,093	$17,659	$39,051	$34,495
Interest on deposits with other financial institutions	1,296	1,365	2,553	2,557
Taxable interest on investment securities	1,326	1,414	2,428	2,695
Other interest bearing balances	14	117	291	217
Total interest income	22,729	20,555	44,323	39,964

INTEREST EXPENSE
Interest on deposits	9,509	7,905	18,402	15,135
Interest on subordinated debt	419	262	929	547
Total interest expense	9,928	8,167	19,331	15,682
Net interest income	12,801	12,388	24,992	24,282
PROVISION FOR CREDIT LOSSES	2,844	1,092	5,137	1,813
Net interest income after provision for credit losses	9,957	11,296	19,855	22,469

NONINTEREST INCOME
Gain on sale of loans	5,544	2,593	9,334	5,130
Loan servicing income	1,248	750	2,246	1,453
Service charges and fees	86	54	144	111
Net interchange fees	1,823	1,535	4,014	3,538
Other income	448	452	865	615
Total noninterest income	9,149	5,384	16,603	10,847

NONINTEREST EXPENSE
Salaries and employee benefits	6,808	6,235	13,558	12,635
Data processing	1,530	1,333	3,419	2,738
Occupancy expense	399	400	809	792
Legal and professional fees	631	571	1,002	1,271
Loan related costs	953	330	1,412	714
Audits and exams	492	397	690	894
Advertising and marketing	397	371	1,227	735
FDIC insurance	155	129	312	251
Credit card fraud loss	51	-	4,265	-
Other	582	630	1,180	1,273
Total noninterest expense	11,998	10,396	27,874	21,303
INCOME BEFORE PROVISION FOR INCOME TAXES	7,108	6,284	8,584	12,013
Provision for income taxes	1,625	1,486	1,764	2,710
NET INCOME BEFORE EQUITY INVESTMENT LOSS	5,483	4,798	6,820	9,303
Net loss attributable to equity investment	(21)	(43)	(43)	(78)
NET INCOME	$5,462	$4,755	$6,777	$9,225

PER COMMON SHARE DATA
Basic earnings per common share	$0.38	$0.33	$0.47	$0.65
Diluted earnings per common share	$0.38	$0.33	$0.47	$0.63
Weighted-average basic shares outstanding	14,470,352	14,273,433	14,442,745	14,264,794
Weighted-average diluted shares outstanding	14,543,745	14,551,123	14,510,939	14,535,891

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$5,462	$4,755	$6,777	$9,225
Other comprehensive (loss) income, before tax:
Unrealized (losses) gains on securities available for sale	(1,145)	(255)	(2,497)	135
Income tax benefit (expense) related to unrealized
(losses) gains on securities available for sale	263	59	574	(31)
Total other comprehensive (loss) income, net of tax	(881)	(196)	(1,923)	104
Comprehensive income	$4,581	$4,559	$4,854	$9,329

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2024	14,252,435	$1	$77,571	$64,437	$(1,309)	$140,700

Net income	-	-	-	4,470	-	4,470
Other comprehensive income, net of tax	-	-	-	-	300	300
Exercise of stock options	16,000	-	24	-	-	24
Director Compensation Plan	2,477	-	91	-	-	91
Other stock-based compensation	-	-	483	-	-	483
Stock option loan activity	-	-	548	-	-	548
Balance, March 31, 2025	14,270,912	$1	$78,717	$68,907	$(1,009)	$146,616

Net income	-	-	-	4,755	-	4,755
Other comprehensive loss, net of tax	-	-	-	-	(196)	(196)
Director Compensation Plan	2,607	-	84	-	-	84
Other stock-based compensation	-	-	490	-	-	490
Balance, June 30, 2025	14,273,519	$1	$79,291	$73,662	$(1,205)	$151,749

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2025	14,385,226	$1	$80,405	$85,366	$(17)	$165,755

Net income	-	-	-	1,315	-	1,315
Other comprehensive loss, net of tax	-	-	-	-	(1,042)	(1,042)
Exercise of stock options	82,766	-	930	-	-	930
Director Compensation Plan	2,360	-	75	-	-	75
Other stock-based compensation	-	-	589	-	-	589
Balance, March 31, 2026	14,470,352	$1	$81,999	$86,681	$(1,059)	$167,622

Net income	-	-	-	5,462	-	5,462
Other comprehensive loss, net of tax	-	-	-	-	(881)	(881)
Director Compensation Plan	-	-	85	-	-	85
Other stock-based compensation	-	-	522	-	-	522
Balance, June 30, 2026	14,470,352	$1	$82,606	$92,143	$(1,940)	$172,810

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income	$6,777	$9,225
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	5,137	1,813
Depreciation	132	116
Amortization and writeoff of loan servicing assets	3,037	2,640
Amortization of operating lease right of use assets	440	436
Amortization of subordinated debt issuance costs	50	38
Credit card fraud loss	4,265	-
Investment securities amortization and accretion, net	(797)	(368)
Stock compensation expense	1,272	1,148
Gain on sale of loans	(9,334)	(5,130)
Gross originations of loans held for sale	(204,205)	(171,804)
Proceeds from sale of loans held for sale	203,627	160,941
Income from bank owned life insurance	(610)	(210)
Net change in deferred income taxes	(200)	32
Decrease (increase) in other assets	9,501	(3,635)
Net change in operating lease liability	(375)	(372)
Increase (decrease) in accrued interest payable and other liabilities	(1,300)	307
Net cash provided by (used in) operating activities	17,417	(4,823)

Cash flows from investing activities:
Purchases of premises and equipment	(385)	(51)
Purchase of securities available for sale	(51,929)	(21,903)
Maturities and repayments of investment securities available for sale	6,248	5,152
Maturities and repayments of investment securities held to maturity	-	1,031
Purchase of FHLB stock	(284)	(861)
Net change in loans	(95,312)	(57,394)
Net cash used in investing activities	(141,662)	(74,026)

Cash flows from financing activities:
Net increase in deposits	63,036	97,384
Net change in short-term borrowings	(371)	-
Subordinated debt advances	10,509	-
Subordinated debt redemption	(6,394)	-
Proceeds from repayment of stock option loans	-	548
Net proceeds from issuance of common stock	930	24
Net cash provided by financing activities	67,710	97,956

Net (decrease) increase in cash and cash equivalents	(56,535)	19,107
Cash and cash equivalents beginning of period	197,864	124,122
Cash and cash equivalents end of period	$141,329	$143,229

Supplemental disclosures of cash flow information:
Cash payments for interest	$18,999	$15,796
Cash payments for income tax	256	1,543

Supplemental schedule of noncash investing and financing activities
Right of use asset and lease liabilities	$-	$1,654
Loans transferred to other real estate owned	1,262	3,400
Loans held for sale transferred to held for investment	10,256	-
Credit card fraud losses	4,265	-

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business

Basis of Presentation

These unaudited interim financial statements are prepared on a consolidated basis for GBank Financial Holdings Inc. (“GBFH”) and its wholly owned subsidiary, GBank (the “Bank”). References herein to the “Company” refer to the consolidated entity and its financial statements. The Company has prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited consolidated financial statements. There have been no material changes to the Company's significant accounting policies for the three and six months ended June 30, 2026. The December 31, 2025 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the Company's 2025 audited consolidated financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, including the notes thereto, included in the Company’s Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. All significant intercompany transactions and accounts have been eliminated.

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

No accounting pronouncements were adopted by the Company during the six months of 2026.

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

Note 2. Investment Securities

The amortized cost, unrealized gains and losses, allowance for credit losses, and estimated fair values of investment securities are summarized as follows as of the dates indicated:

	June 30, 2026
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
Available for sale securities:
Mortgage-backed U.S. government agencies	$113,068	$123	$(2,497)	$-	$110,694
Other mortgage-backed securities	4,470	-	(146)	-	4,324
Total	$117,538	$123	$(2,643)	$-	$115,018

	December 31, 2025
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
Available for sale securities:
Mortgage-backed U.S. government agencies	$66,440	$624	$(646)	$-	$66,418
Other mortgage-backed securities	4,621	-	(1)	-	4,620
Total	$71,061	$624	$(647)	$-	$71,038

Accrued interest receivable is excluded from the estimate of credit losses for available for sale securities. At June 30, 2026, accrued interest receivable totaled $285 thousand for available for sale securities, and was reported in other assets on the Company’s consolidated balance sheets. At December 31, 2025, accrued interest receivable totaled $189 thousand for available for sale securities, and was reported in accrued interest receivable on the Company’s consolidated balance sheets.

There were no gross realized gains or losses from the sale of available for sale securities during the three or six months ended June 30, 2026 or 2025.

The fair value of investment securities pledged as collateral for potential borrowing purposes (see Note 7) totaled $110.7 million at June 30, 2026 and $66.5 million at December 31, 2025.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of June 30, 2026:

(Dollars in thousands)	June 30, 2026
Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one but within five years	-	-
Due after five years but within ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	117,538	115,018
Total	$117,538	$115,018

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

	June 30, 2026
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	21	$87,015	$2,028	11	$8,326	$469	32	$95,341	$2,497
Other mortgage-backed securities	1	88	1	1	4,236	145	2	4,324	146
Available for sale securities with gross unrealized losses	22	$87,103	$2,029	12	$12,562	$614	34	$99,665	$2,643

	December 31, 2025
	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	7	$20,493	$130	9	$13,157	$437	16	$33,650	$567
Other mortgage-backed securities	0	-	-	2	4,515	80	2	4,515	80
Available for sale securities with gross unrealized losses	7	$20,493	$130	9	$17,672	$517	16	$38,165	$647

Management believes the unrealized losses related to available for sale securities as of June 30, 2026 relate primarily to a continuation of the elevated market interest rate environment. The principal and interest payments on agency-guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guaranteed principal and interest payments and securities backed by government-sponsored enterprises carry an implicit guarantee from the U.S. Department of Treasury. In analyzing an issuer’s financial condition, Management considers whether downgrades by bond rating agencies have occurred and reviews various industry analysis reports. There were no Company securities downgraded during each of the three or six-month periods ended June 30, 2026 or 2025. Management currently has no near-term intentions to sell the available for sale securities in an unrealized loss position, and management believes the unrealized losses are due to non-credit-related factors, including changes in market interest rates and other market factors, and therefore no allowance for credit losses was recorded related to available for sale securities as of June 30, 2026 or December 31, 2025.

Note 3. Loans and Allowance for Credit Losses - Loans

Loans Held for Sale

Loans held for sale consisted of commercial real estate and commercial and industrial loans as of both June 30, 2026 and December 31, 2025. The balance of unguaranteed held for sale loans to be retained are reported as held for investment. The principal balances of loans held for sale are listed below as of the dates indicated:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Gross loan balances	$67,918	$61,027
Less: Unguaranteed portions to be retained	17,070	15,018
Amounts held for sale, net	$50,848	$46,009

Loans Held for Investment

The amortized cost of loans held for investment are listed below. In accordance with ASC 326, GBank has segregated its held for investment loan portfolio into segments characterized by similar risk characteristics, primarily the collateral supporting the loan, as reflected in the table below as of the dates indicated.

(Dollars in thousands)
	June 30, 2026	December 31, 2025
Commercial and industrial	$80,766	$80,216
Commercial real estate - non-owner occupied	849,634	750,565
Commercial real estate - owner occupied	88,216	94,576
Construction and land development	2,254	2,288
Multifamily	18,836	18,950
Single Family Sr. Lien	720	726
Single Family Jr. Lien	190	131
Single Family HELOC	375	459
Consumer	6,361	11,358
Loans, net	1,047,352	959,269
Allowance for credit losses	(12,418)	(9,890)
Loans, net of allowance	$1,034,934	$949,379

Accrued interest receivable is not included in the amortized cost basis of the Company’s loans. Accrued interest receivable for loans totaled $8.5 million and $7.5 million as of June 30, 2026 and December 31, 2025, respectively, and was reported in other assets on the Company’s consolidated balance sheets.

Deferred loan costs of $9.5 million and $10.0 million are included in the balance of net loans as of June 30, 2026 and December 31, 2025, respectively. Loan costs represent the costs incurred to originate the loans, net of fees paid by the borrower, which are measured and recorded at the date the loan is originated. Loan discount of $12.5 million and $10.9 million are included in the balance of net loans as of June 30, 2026 and December 31, 2025, respectively. The discount represents the discount on the retained portion of the government guaranteed loans and is measured at the date the guaranteed portion of the loan is sold, based on the relative fair value of the retained loan as calculated by an independent consulting firm. Loan costs and discount are amortized over the life of the loan and are recorded as an adjustment to interest income on the loan.

As of June 30, 2026 and December 31, 2025, Company loans with a carrying value of $652.2 million and $658.9 million, respectively, were pledged as collateral for potential borrowing purposes (see Note 7).

The portion of loans guaranteed by the U.S. government and held for investment totaled $175.0 million and $183.7 million as of June 30, 2026 and December 31, 2025, respectively, and are included in the commercial and industrial, commercial real estate - non-owner occupied, and commercial real estate - owner occupied loan segments.

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

	June 30, 2026
(Dollars in thousands)			Past Due 90		Total
	30-59 Days	60-89 Days	Days or More		Past Due and
	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total
Commercial and industrial	$-	$-	$-	$4,713	$4,713	$76,053	$80,766
Commercial real estate - non-owner occupied	4,625	-	-	38,996	43,621	806,013	849,634
Commercial real estate - owner occupied	-	-	-	7,939	7,939	80,277	88,216
Construction and land development	-	-	-	-	-	2,254	2,254
Multifamily	7,265	-	-	-	7,265	11,571	18,836
Single Family Sr. Lien	-	-	-	-	-	720	720
Single Family Jr. Lien	-	-	-	-	-	190	190
Single Family HELOC	-	-	-	-	-	375	375
Consumer	158	154	868	-	1,180	5,181	6,361
Total	$12,048	$154	$868	$51,648	$64,718	$982,634	$1,047,352

	December 31, 2025
(Dollars in thousands)			Past Due 90		Total
	30-59 Days	60-89 Days	Days or More		Past Due and
	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total
Commercial and industrial	$344	$-	$-	$372	$716	$79,500	$80,216
Commercial real estate - non-owner occupied	1,008	3,622	-	30,789	35,419	715,146	750,565
Commercial real estate - owner occupied	3,148	-	-	980	4,128	90,448	94,576
Construction and land development	-	-	-	-	-	2,288	2,288
Multifamily	-	-	-	-	-	18,950	18,950
Single Family Sr. Lien	-	-	-	-	-	726	726
Single Family Jr. Lien	-	-	-	-	-	131	131
Single Family HELOC	-	-	-	-	-	459	459
Consumer	908	813	854	-	2,575	8,783	11,358
Total	$5,408	$4,435	$854	$32,141	$42,838	$916,431	$959,269

There were no residential loans for which formal foreclosure proceedings were in place at June 30, 2026 or December 31, 2025.

Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due. No interest income was recognized on nonaccrual loans during the three or six months ended June 30, 2026 or 2025.

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

The following tables present the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of June 30, 2026 and December 31, 2025. Current period originations may include modifications, extensions and renewals. The Company had no loans rated doubtful or loss as of June 30, 2026 and December 31, 2025.

As of and for the six months ended June 30, 2026	Term Loans Amortized Cost Basis by Origination Year											Revolving Loans
(Dollars in thousands)	2026	2025		2024		2023		2022		Prior		Amortized Cost Basis	Total
Commercial and industrial
Risk rating
Pass	$5,129	$32,565		$8,169		$4,971		$3,855		$1,609		$19,177	$75,475
Special mention	-	-		-		146		-		-		-	146
Substandard	-	722		1,740		2,462		221		-		-	5,145
Total	$5,129	$33,287		$9,909		$7,579		$4,076		$1,609		$19,177	$80,766
Current period gross charge offs	$-	$118		$-		$-		$-		$-		$-	$118
Current period gross recoveries	$-	$-		$-		$-		$-		$-		$-	$-
Commercial real estate - non-owner occupied
Risk rating
Pass	$120,186	$170,159		$173,654		$136,628		$69,931		$135,388		$-	$805,946
Special mention	-	-		-		-		647		1,024		-	1,671
Substandard	-	1,442		764		6,219		8,033		25,559		-	42,017
Total	$120,186	$171,601		$174,418		$142,847		$78,611		$161,971		$-	$849,634
Current period gross charge offs		$-		$-		$-		$1,014		$29		$-	$1,043
Current period gross recoveries		$-		$-		$-		$-		$2		$-	$2
Commercial real estate - owner occupied
Risk rating
Pass	$3,859	$29,016		$2,126		$7,372		$11,692		$24,017		$-	$78,082
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		1,381		1,770		-		6,983		-	10,134
Total	$3,859	$29,016		$3,507		$9,142		$11,692		$31,000		$-	$88,216
Current period gross charge offs	$-	$-		$-		$-		$-		$-		$-	$-
Construction and land development
Risk rating
Pass	$-	$1,865		$-		$-		$389		$-		$-	$2,254
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$1,865		$-		$-		$389		$-		$-	$2,254
Multifamily
Risk rating
Pass	$-	$-		$-		$-		$-		$18,836		$-	$18,836
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$18,836		$-	$18,836
Single family Sr. Lien
Risk rating
Pass	$-	$-		$-		$-		$-		$162		$558	$720
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$162		$558	$720
Single family Jr. Lien
Risk rating
Pass	$-	$-		$-		$-		$-		$-		$190	$190
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$-		$190	$190
Single family HELOC
Risk rating
Pass	$-	$-		$-		$-		$-		$-		$375	$375
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$-		$375	$375
Consumer
Risk rating
Pass	$-	$-		$-		$-		$-		$-		$6,361	$6,361
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$-		$6,361	$6,361
Current period gross charge offs	$-	$-		$-		$-		$-		$-		$1,469	$1,469
Current period gross recoveries	$-	$-		$-		$-		$-		$-		$4	$4
Total Loans
Risk rating
Pass	$129,174	$233,605	-	$183,949	-	$148,971		$85,867	-	$180,012	-	$26,661	$988,239
Special mention	-	-	-	-	-	146	-	647	-	1,024	-	-	1,817
Substandard	-	2,164	-	3,885	-	10,451	-	8,254	-	32,542	-	-	57,296
Total	$129,174	$235,769		$187,834		$159,568		$94,768		$213,578		$26,661	$1,047,352

As of December 31, 2025	Term Loans Amortized Cost Basis by Origination Year											Revolving Loans
(Dollars in thousands)	2025	2024		2023		2021		2020		Prior		Amortized Cost Basis	Total
Commercial and industrial
Risk rating
Pass	$34,205	$9,660		$6,291		$4,682		$391		$1,677		$22,137	$79,043
Special mention	-	311		490		-		-		-		-	801
Substandard	372	-		-		-		-		-		-	372
Total	$34,577	$9,971		$6,781		$4,682		$391		$1,677		$22,137	$80,216
Current period gross charge offs	$124	$241		$116		$46		$-		$-		$-	$527
Current period gross recoveries	$-	$16		$-		$18		$-		$-		$-	$34
Commercial real estate - non-owner occupied
Risk rating
Pass	$169,580	$169,501		$147,399		$76,061		$52,361		$95,284		$-	$710,186
Special mention	-	764		-		650		238		1,671		-	3,323
Substandard	-	-		3,951		12,489		9,297		11,319		-	37,056
Total	$169,580	$170,265		$151,350		$89,200		$61,896		$108,274		$-	$750,565
Current period gross charge offs	$-	$-		$-		$649		$741		$620		$-	$2,010
Current period gross recoveries	$-	$-		$-		$-		$24		$80		$-	$104
Commercial real estate - owner occupied
Risk rating
Pass	$29,330	$3,076		$9,416		$12,672		$18,435		$17,540		$-	$90,469
Special mention	-	-		3,127		-		-		-		-	3,127
Substandard	-	486		494		-		-		-		-	980
Total	$29,330	$3,562		$13,037		$12,672		$18,435		$17,540		$-	$94,576
Current period gross charge offs	$-	$138		$-		$-		$174		$-		$-	$312
Construction and land development
Risk rating
Pass	$1,898	$-		$-		$390		$-		$-		$-	$2,288
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$1,898	$-		$-		$390		$-		$-		$-	$2,288
Multifamily
Risk rating
Pass	$-	$-		$-		$-		$-		$18,950		$-	$18,950
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$18,950		$-	$18,950
Single family Sr. Lien
Risk rating
Pass	$-	$-		$-		$-		$-		$164		$562	$726
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$164		$562	$726
Single family Jr. Lien
Risk rating
Pass	$-	$-		$-		$-		$-		$-		$131	$131
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$-		$131	$131
Single family HELOC
Risk rating
Pass	$-	$-		$-		$-		$-		$-		$459	$459
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$-		$459	$459
Consumer
Risk rating
Pass	$-	$-		$-		$-		$-		$-		$10,504	$10,504
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		854	854
Total	$-	$-		$-		$-		$-		$-		$11,358	$11,358
Current period gross charge offs	$-	$-		$-		$-		$-		$-		$384	$384
Current period gross recoveries	$-	$-		$-		$-		$-		$-		$5	$5
Total Loans
Risk rating
Pass	$235,013	$182,237	-	$163,106	-	$93,805		$71,187	-	$133,615	-	$33,793	$912,756
Special mention	-	1,075	-	3,617	-	650	-	238	-	1,671	-	-	7,251
Substandard	372	486	-	4,445	-	12,489	-	9,297	-	11,319	-	854	39,262
Total	$235,385	$183,798		$171,168		$106,944		$80,722		$146,605		$34,647	$959,269

Collateral Dependent Loans

A loan is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Collateral-dependent loans do not share risk characteristics with other loans and therefore are individually evaluated for purposes of calculating the allowance for credit losses. The Company has elected to apply the practical expedient under ASC 326 which permits an entity to estimate credit losses based on the fair value of collateral when either applies: (i) the borrower is experiencing financial difficulty, or (ii) repayment is expected to be provided substantially through the sale or operating of the collateral. Fair value estimates for collateral dependent loans are generally based on the current market value or the “as is” value of the collateral derived from recently received and reviewed appraisals from third-party providers. If repayment is dependent on the sale of the collateral, then the fair value used to measure the allowance for credit losses is adjusted for the costs to sell.

The following tables present the amortized cost basis of collateral-dependent loans by collateral type as of the dates indicated:

	Types of Collateral
June 30, 2026		Retail
(Dollars in thousands)		Shopping	Business	Residential
	Hotel / Motel	Center	Assets	Real Estate	Other	Total

Commercial and industrial	$-	$-	$3,337	1,376	$-	$4,713
Commercial real estate - non-owner occupied	38,996	-	-		-	38,996
Commercial real estate - owner occupied	-	470	-	6,772	697	7,939
	$38,996	$470	$3,337	$8,148	$697	$51,648

	Types of Collateral
December 31, 2025		Retail
(Dollars in thousands)		Shopping	Business	Residential
	Hotel / Motel	Center	Assets	Real Estate	Other	Total

Commercial and industrial	$-	$-	$372	$-	$-	$372
Commercial real estate - non-owner occupied	27,200	-	3,589	-	-	30,789
Commercial real estate - owner occupied	494	-	-	-	486	980
	$27,694	$-	$3,961	$-	$486	$32,141

The following tables present the amortized cost basis of collateral-dependent loans by loan portfolio segment and the related allowance assigned as of the dates indicated:

June 30, 2026	Collateral Dependent Loans
(Dollars in thousands)	With a Related	Without a Related	Related
	Allowance	Allowance	Allowance

Commercial and industrial	$3,991	$722	$1,138
Commercial real estate - non-owner occupied	15,808	23,188	1,287
Commercial real estate - owner occupied	7,241	698	1,099

December 31, 2025	Collateral Dependent Loans
(Dollars in thousands)	With a Related	Without a Related	Related
	Allowance	Allowance	Allowance

Commercial and industrial	$-	$372	$-
Commercial real estate - non-owner occupied	14,034	16,755	1,161
Commercial real estate - owner occupied	494	486	26

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

The following tables present, by portfolio segment, the changes in the allowance for credit losses for the three- and six-month periods indicated:

	Allowance for Credit Losses
	Balance,							Balance,
(Dollars in thousands)	April 1	Provision for		Amounts		Amounts		June 30,
	2026	Credit Losses		Charged Off		Recovered		2026

Commercial and industrial	$1,132	$466	-	$(118)	-	$-	-	$1,480
Commercial real estate - non-owner occupied	8,556	1,642	-	(1,043)	-	2	-	9,157
Commercial real estate - owner occupied	624	(50)	-	-	-	-	-	574
Construction and land development	149	(17)	-	-	-	-	-	132
Multifamily	36	20	-	-	-	-	-	56
Single Family Sr. Lien	2	(1)	-	-	-	-	-	1
Single Family Jr. Lien	-	-	-	-	-	-	-	-
Single Family HELOC	4	(2)	-	-	-	-	-	2
Consumer	252	771	-	(9)	-	2	-	1,016
	$10,755	$2,829		$(1,170)		$4		$12,418

	Allowance for Credit Losses
	Balance,				Balance,
(Dollars in thousands)	January 1,	Provision for	Amounts	Amounts	June 30,
	2026	Credit Losses	Charged Off	Recovered	2026

Commercial and industrial	$378	$1,220	$(118)	$-	$1,480
Commercial real estate - non-owner occupied	7,214	2,984	(1,043)	2	9,157
Commercial real estate - owner occupied	628	(54)	-	-	574
Construction and land development	164	(32)	-	-	132
Multifamily	42	14	-	-	56
Single Family Sr. Lien	2	(1)	-	-	1
Single Family Jr. Lien	1	(1)	-	-	-
Single Family HELOC	4	(2)	-	-	2
Consumer	1,457	1,024	(1,469)	4	1,016
	$9,890	$5,152	$(2,630)	$6	$12,418

	Allowance for Credit Losses
	Balance,				Balance,
(Dollars in thousands)	April 1,	Provision for	Amounts	Amounts	June 30,
	2025	Credit Losses	Charged Off	Recovered	2025

Commercial and industrial	$343	$22	$-	$-	$365
Commercial real estate - non-owner occupied	7,806	728	(912)	79	7,701
Commercial real estate - owner occupied	503	175	-	-	678
Construction and land development	48	52	-	-	100
Multifamily	62	(2)	-	-	60
Single Family Sr. Lien	15	(11)	-	-	4
Single Family Jr. Lien	9	(2)	-	-	7
Single Family HELOC	6	(2)	-	-	4
Consumer	205	119	(38)	-	286
	$8,997	$1,079	$(950)	$79	$9,205

	Allowance for Credit Losses
	Balance,				Balance,
(Dollars in thousands)	January 1,	Provision for	Amounts	Amounts	June 30,
	2025	Credit Losses	Charged Off	Recovered	2025

Commercial and industrial	$496	$32	$(163)	$-	$365
Commercial real estate - non-owner occupied	7,837	1,320	(1,535)	79	7,701
Commercial real estate - owner occupied	537	141	-	-	678
Construction and land development	49	51	-	-	100
Multifamily	39	21	-	-	60
Single Family Sr. Lien	33	(29)	-	-	4
Single Family Jr. Lien	14	(7)	-	-	7
Single Family HELOC	11	(7)	-	-	4
Consumer	98	267	(79)	-	286
	$9,114	$1,789	$(1,777)	$79	$9,205

The Company had gross loan charge offs of $1.2 million during the three months ended June 30, 2026 comprised of commercial and industrial and commercial real estate - non-owner occupied loans. Comparatively, the Company had gross loan chargeoffs of $950 thousand during the three months ended June 30, 2025 comprised of commercial real estate - non-owner occupied, and consumer loans. Gross loan charges offs for six months ended June 30, 2026 and 2025 were $2.6 million and $1.8 million, respectively comprised of commercial and industrial, commercial real estate - non-owner occupied, and consumer loans.

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

The following table presents the amortized cost basis of loans held for investment that were modified during the period for borrowers experiencing financial difficulty by loan portfolio segment:

Amortized Cost Basis at June 30, 2026
(Dollars in thousands)			Combination:
			Interest Rate		% of Total Class
	Term	Interest Rate	Reduction and		of Financing
	Extension	Reduction	Term Extension	Total	Receivable
Commercial real estate - non-owner occupied	$-	$-	$-	$-	0.0%

Amortized Cost Basis at June 30, 2025
(Dollars in thousands)			Combination:
			Interest Rate		% of Total Class
	Term	Interest Rate	Reduction and		of Financing
	Extension	Reduction	Term Extension	Total	Receivable
Commercial real estate - non-owner occupied	$-	$-	$3,334	$3,334	0.5%

The financial effects of the term extensions in the table above added a weighted-average of 5.0 years to the life of the loans, which also reduced the monthly payment amounts for the borrowers.

The performance of these modified loans is monitored for twelve months following the modification. As of June 30, 2026 and 2025, all modified loans were on nonaccrual status and performing under their respective modified terms. The Company had no commitments to lend additional funds to borrowers experiencing financial difficulty whose loan terms were modified.

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

There were no sale and leaseback transactions or leveraged leases as of June 30, 2026 or December 31, 2025. There were no leases that had not commenced as of June 30, 2026.

Below is a summary of the operating lease right-of-use asset and related lease liability, as well as the weighted average lease term (in years), weighted average discount rate and total rent expense as of the dates and periods indicated.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Right-of-use asset	$4,857	$5,297
Lease liability	$5,382	$5,757
Weighted average remaining lease term (in years)	5.7	6.1
Weighted average discount rate (annualized)	4.58%	4.58%

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Rent expense	$220	$220	$440	$436
Cash paid for operating lease liabilities	$267	$263	$530	$520

At June 30, 2026, future minimum payments for operating leases are payable as follows:

(Dollars in thousands)
Years ending December 31:
2026	505
2027	1,037
2028	1,118
2029	1,129
2030	1,038
Thereafter	1,318
Total lease payments	$6,145
Less: imputed interest	(763)
Present value of lease liability	$5,382

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

The balance of loans owned by third parties that are being serviced by the Company was $1.2 billion and $1.0 billion as of June 30, 2026 and December 31, 2025, respectively.

The following table presents a reconciliation of loan servicing rights as of the periods indicated:

(Dollars in thousands)	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Balance, beginning of period	$11,140	$8,976
Additions - servicing rights related to loans sold	4,167	7,798
Reductions - write-off of servicing assets	-	-
Reductions - amortization and early payoff	(3,037)	(5,634)
Balance, end of period	$12,270	$11,140

In the event of an early repayment of a serviced loan, the unamortized balance of the loan servicing asset for that loan is charged off against loan servicing fee income.

The aggregate balance of loan servicing rights is evaluated for impairment to ensure that the recorded balance is at the lower of amortized cost or fair value. There was no allowance for impairment recorded as of June 30, 2026 or December 31, 2025.

Note 6. Deposits

At June 30, 2026 and December 31, 2025, time deposits amounted to $553.2 million and $568.6 million, respectively. Interest expense on time deposits amounted to $5.9 million and $4.7 million for the three months ended June 30, 2026 and 2025, respectively. Interest expense on time deposits amounted to $11.7 million and $9.1 million for the six months ended June 30, 2026 and 2025, respectively.

The scheduled maturities of time deposits at June 30, 2026, are as follows:

(Dollars in thousands)	Time Deposit Maturities
	Less Than $250,000	$250,000 or more
2026	$263,884	$20,695
2027	178,422	14,600
2028	42,140	5,835
2029	21,383	-
2030	6,017	251
Maturing thereafter	-	-
Total time deposits	$511,846	$41,381

GBank had $120.1 million and $105.7 million of brokered certificates of deposit as of June 30, 2026 and December 31, 2025, respectively, having terms between six months and five years.

The aggregate amount of demand deposit overdrafts that were reclassified as loans was $211 thousand at June 30, 2026, compared to $62 thousand as of December 31, 2025.

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

The net proceeds of the 2026 Notes were $10.5 million which includes $491 thousand of debt issuance costs that are being amortized over the expected life of the 2026 Notes.

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

The Company recorded interest expense on subordinated debt issuances totaling $419 thousand for the three months ended June 30, 2026, compared to $262 thousand for the three months ended June 30, 2025, and $929 thousand for the six months ended June 30, 2026 compared to $547 thousand for the six months ended June 30, 2025. Accrued interest on subordinated debt totaled $406 thousand as of June 30, 2026, compared to $166 thousand accrued as of December 31, 2025.

Lines of Credit

The Company has a line of credit available from the Federal Home Loan Bank of San Francisco (the “FHLB”). The unused borrowing capacity at June 30, 2026 and December 31, 2025 with the FHLB, as collateralized by qualifying securities and pledged loans, was $130.8 million and $88.7 million, respectively. No draws have been made on the line, and the balance was zero at the end of June 30, 2026 compared to $100 thousand December 31, 2025.

The Company also has unsecured lines of credit with other correspondent banks totaling $40.0 million at June 30, 2026 and December 31, 2025. No draws have been made on these lines of credit and no balances were outstanding as of June 30, 2026 or December 31, 2025.

Other Borrowing Arrangements

GBank is approved to pledge loans and investment securities as collateral under the Federal Reserve Bank of San Francisco’s Borrower-In-Custody (“BIC”) Program. As of June 30, 2026, the Company had pledged loans and investment securities with an approximate carrying value of $617.7 million to the BIC Program and had unused borrowing capacity of $326.7 million. Comparatively, the Company had pledged loans and investment securities with an approximate carrying value of $633.1 million to the BIC Program and had unused borrowing capacity of $351.3 million at December 31, 2025. The balance outstanding under the BIC Program was zero as of June 30, 2026, compared to $1 thousand as of December 31, 2025.

The Company had no short-term borrowings outstanding as of June 30, 2026 compared to $371 thousand at December 31, 2025.

Note 8. Stockholders' Equity and Earnings Per Share

Authorized Shares

The Company is authorized to issue three classes of shares: preferred stock, voting common stock, and nonvoting common stock. The Company had no preferred shares outstanding as of June 30, 2026 or December 31, 2025. The Company’s non-voting common stock and voting common stock share equally in dividends and residual net assets on a per share basis, and have identical rights and privileges, with the exception of voting rights. As of June 30, 2026 and December 31, 2025, the Company had 231,508 shares of nonvoting common stock issued and outstanding relating to the acquisition of a nonvoting equity interest in BankCard Services LLC ("BCS") during the second quarter of 2024. Earnings per share amounts, as well as the balance of common stock issued and outstanding on the consolidated balance sheets, reflect both voting and nonvoting common shares.

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

The computation of earnings per share is provided in the table below for the three and six-month periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income available to common stockholders	$5,462	$4,755	$6,777	$9,225
Weighted average shares outstanding (basic)	14,470,352	14,273,433	14,442,745	14,264,794
Effect of dilutive stock options	25,938	120,483	26,661	119,810
Effect of dilutive restricted stock	47,455	157,207	41,533	151,287
Weighted average shares outstanding (diluted)	14,543,745	14,551,123	14,510,939	14,535,891
Basic earnings per share	$0.38	$0.33	$0.47	$0.65
Diluted earnings per share	$0.38	$0.33	$0.47	$0.63
Anti-dilutive stock options excluded from
the computation of earnings per share	85,000	40,000	85,000	40,000

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

As of June 30, 2026 and December 31, 2025, the Company and GBank were in compliance with the CBLR requirements. The table below presents a summary of the main components and requirements of the CBLR:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Bank Tier 1 Capital Leverage Ratio	13.15%	13.42%
Average Total Consolidated Assets	$1,428,511	$1,331,466
Off-Balance-Sheet Exposures	$90,941	$91,804
Ratio of Off-Balance-Sheet Exposures to Total Assets	6.37%	6.77%
Trading Assets	None	None
Advanced Approaches Banking Organization	No	No

Actual and required capital amounts and ratios for GBank, on a bank-only basis, are presented in the table below as of the dates indicated.

	Actual		Required for Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2026
Community Bank Leverage Ratio	$187,859	13.15%	$128,566	9.00%

December 31, 2025
Community Bank Leverage Ratio	$178,715	13.42%	$119,832	9.00%

Additionally, State of Nevada banking regulations restrict distribution of the net assets of the Company. These regulations require the sum of the Company’s stockholders’ equity and allowance for credit losses to be at least six percent of the average of the Company’s total daily deposit liabilities for the preceding sixty days. As a result of these regulations, $68.5 million and $68.2 million of the Company’s stockholders’ equity was restricted as of June 30, 2026 and December 31, 2025, respectively.

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

A summary of the contractual amounts of the Company’s exposure to off-balance-sheet risk is as follows as of the dates indicated:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit (1)	$90,144	$91,057
Credit card commitments	$135,985	$116,585
Standby letters of credit (2)	797	747
	$226,926	$208,389

(1)
Includes unsecured commitments of $1.4 million and $3.1 million as of June 30, 2026 and December 31, 2025, respectively.
(2)
Includes cash secured standby letters of credit of $797 thousand and $747 thousand as of June 30, 2026 and December 31, 2025.

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

GBank calculates estimated credit losses for off-balance-sheet credit exposures which are not unconditionally cancellable on a collective (pool) basis, with these pools mirroring the segments used for the calculation of the allowance for credit losses for loans, as these unfunded commitments share similar risk characteristics with the loan portfolio segments. The allowance for credit losses related to off-balance-sheet commitments was $42 thousand and $57 thousand as of June 30, 2026 and December 31, 2025, respectively, and is recorded in other liabilities on the consolidated balance sheets. The Company reported a provision for credit losses for off-balance-sheet commitments of $15 thousand for the three months ended June 30, 2026 compared to a provision for credit losses related to off-balance-sheet commitments of $13 thousand for the three months ended June 30, 2025. The Company reported a net benefit related to the provision for credit losses for off-balance-sheet commitments of $15 thousand for the six months ended June 30, 2026 compared to a provision for credit losses related to off-balance-sheet commitments of $24 thousand for the six months ended June 30, 2025. The provision for credit losses related to off-balance-sheet commitments is recorded within the provision for credit losses on the consolidated statements of income.

Financial Instruments with Concentrations of Credit Risk

The Company’s loan portfolio is concentrated in commercial real estate loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 80%. Commercial real estate loans accounted for 90% and 88% of total loans at June 30, 2026 and December 31, 2025, respectively. No other loan classification exceeded 10% of the loan portfolio at June 30, 2026 or December 31, 2025.

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers in its local market area of Nevada, California, Utah, and Arizona, and to customers located throughout the United States through the Company’s nationwide government guaranteed loan programs.

Loans secured by commercial real estate, residential real estate, or other property are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers. Unsecured loans accounted for less than 1% of total gross loans at June 30, 2026 and December 31, 2025.

At June 30, 2026, the Company’s loan portfolio included loans and loan commitments in over forty states. The following table sets forth the dispersion of loan principal balances and related commitments (undisbursed loan proceeds) for the states having at least five percent of the total loan principal balances and commitments outstanding:

(Dollars in thousands)	June 30, 2026
	Amounts	Percentage
Nevada	$242,377	20.44%
North Carolina	166,474	14.04%
Ohio	77,577	6.54%
Illinois	81,239	6.85%
Texas	81,277	6.86%
Indiana	65,041	5.49%
Other	471,574	39.78%
Total Loan Commitments	$1,185,558	100.00%

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

Executive Agreements

The Company has entered into agreements with its key employees stating that, in the event the Company terminates the employment of these officers without cause or upon change in control of the Company, the Company may be liable for the employees’ salary for a period of time as outlined in the agreements. There were no accruals under these agreements as of June 30, 2026 and $289 thousand as of December 31, 2025.

Other Commitments

During the second quarter of 2022, the Company entered into a Limited Partnership Agreement with a venture capital fund under which the Company has committed up to $2.0 million in capital contributions to the partnership. The Company is a limited partner of the partnership with no controlling financial interests. Capital contributions are expected to be made through 2027. The Company had made capital contributions to the venture capital fund totaling $1.3 million as of June 30, 2026 and $1.1 million as of December 31, 2025, with this balance included in other assets on the consolidated balance sheets.

Note 11. Income Taxes

Income tax expense was $1.6 million for the three months ended June 30, 2026, an increase of $139 thousand compared to $1.5 million for three months ended June 30, 2025. Income tax expense was $1.8 million for the six months ended June 30, 2026, a decrease of $946 thousand compared to $2.7 million for the six months ended June 30, 2025. The effective tax rate for the three and six months ended June 30, 2026 was 22.9% and 20.5%, respectively, compared to 23.6% and 22.6% for the three and six months ended June 30, 2025. Income tax expense and the effective tax rate for the six months ended June 30, 2026 were impacted by certain discrete items related to stock option exercises executed during the first quarter of 2026 totaling $800 thousand, or $192 thousand tax-effected.

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

There were no transfers between Levels 1, 2, and 3 during the six months ended June 30, 2026 or the year ended December 31, 2025.

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

The table below presents the balance of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

		Fair Value Measurements at June 30, 2026 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale debt securities:
Mortgage-backed U.S. government agencies	$110,694	$-	$110,694	$-
Other mortgage-backed securities	4,324	-	4,324
Total	$115,018	$-	$115,018	$-

		Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale debt securities:
Mortgage-backed U.S. government agencies	$66,418	$-	$66,418	$-
U.S. government agencies	4,620	-	4,620	-
Total	$71,038	$-	$71,038	$-

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

The table below presents the balance of financial assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of the dates indicated:

		Fair Value Measurements at June 30, 2026 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Commercial real estate - non-owner occupied	$14,521	$-	$-	$14,521
Commercial real estate - owner occupied	6,142	-	-	6,142
Commercial and industrial	2,853			2,853
Other real estate owned:		-	-	-
Commercial real estate - non-owner occupied	1,800	-	-	1,800
Commercial real estate - owner occupied	3,323	-	-	2,061
Commercial and industrial	540	-	-	540

		Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Commercial real estate - non-owner occupied	$12,873	$-	$-	$12,873
Commercial real estate - owner occupied	468	-	-	468
Other real estate owned:
Commercial real estate - non-owner occupied	1,800	-	-	1,800
Commercial real estate - owner occupied	2,061	-	-	2,061
Commercial and industrial	540	-	-	540

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value as of the dates indicated.

(Dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
June 30, 2026	Estimate	Technique	Input	Range	Average
Assets:
Individually evaluated loans:
Commercial real estate - non-owner occupied	$14,521	Appraisal (1)	Appraisal adjustments (2)	5%-36%	21%
Commercial real estate - owner occupied	6,142	Appraisal (1)	Appraisal adjustments (2)	4%-32%	15%
Commercial and industrial	2,853	Appraisal (1)	Appraisal adjustments (2)	10%-45%	13%
Other real estate owned:
Commercial real estate - non-owner occupied	1,800	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%
Commercial real estate - owner occupied	3,323	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%
Commercial and industrial	540	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%

(Dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
December 31, 2025	Estimate	Technique	Input	Range	Average
Assets:
Individually evaluated loans:
Commercial real estate - non-owner occupied	$12,873	Appraisal (1)	Appraisal adjustments (2)	15%-29%	24%
Commercial real estate - owner occupied	468	Appraisal (1)	Appraisal adjustments (2)	39%-39%	39%
Other real estate owned:
Commercial real estate - non-owner occupied	1,800	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%
Commercial real estate - owner occupied	2,061	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%
Commercial and industrial	540	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%

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

Carrying amounts and estimated fair values of financial instruments were as follows as of the dates indicated:

		June 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Amount	Fair Value	Amount	Fair Value
Financial instruments - assets
Cash and due from banks	1	$6,726	$6,726	$5,326	$5,326
Interest-bearing deposits with other financial institutions	1	134,603	134,603	192,538	192,538
Investment securities available for sale	2	115,018	115,018	71,038	71,038
Loans held for sale	3	50,848	53,810	46,009	47,676
Loans, net	3	1,034,934	1,040,347	949,379	957,194
Loan servicing assets	3	12,270	22,215	11,140	20,169
Federal Home Loan Bank stock	2	5,797	5,797	5,513	5,513
Accrued interest receivable	2	7,606	7,606	7,840	7,840
Financial instruments - liabilities
Deposits	2	1,205,731	1,172,894	1,142,695	1,122,810
Short-term borrowings	2	-	-	371	371
Subordinated debt	2	30,328	29,421	26,163	25,559
Accrued interest payable	2	2,361	2,361	3,884	3,884

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

The following table presents certain information reviewed by management for the three- and six-month periods presented:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net interest income	$12,801	$12,388	$24,992	$24,282
Provision for credit losses	2,844	1,092	5,137	1,813
Noninterest income	9,149	5,384	16,603	10,847
Noninterest expense	11,998	10,396	27,874	21,303
Provision for income taxes	1,625	1,486	1,764	2,710
Net loss attributable to equity investment	(21)	(43)	(43)	(78)
Net income	5,462	4,755	6,777	9,225

Total Assets	$1,431,702	$1,232,424	$1,431,702	$1,232,424

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

The following table presents a summary of the Company's earnings and selected performance ratios for the three and six-month periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Net Income	$5,462	$4,755	$6,777	$9,225
Diluted Earnings Per Share	$0.38	$0.33	$0.47	$0.63
Return on Average Assets	1.53%	1.59%	0.98%	1.60%
Return on Average Equity	12.64%	12.62%	7.94%	12.61%
Net Interest Margin (annualized)	3.78%	4.31%	3.82%	4.39%
Non-Performing Assets to Total Assets	4.06%	1.49%	4.06%	1.49%
Net Charge-Off (Recoveries) to Average Loans (annualized)	0.42%	0.38%	0.34%	0.39%

Financial highlights for the three months ended June 30, 2026 are presented below:

•
Net income of $5.5 million and diluted earnings per share of $0.38, compared to $4.8 million and diluted earnings per share of $0.33 for the second quarter of 2025.
•
Loan growth of 9% since December 31, 2025, resulting in $1.0 billion in on-balance sheet loans as of June 30, 2026.
•
Principal balances of loans sold of $110.1 million compared to principal balances of loans sold of $82.1 million during the three months ended June 30, 2025.
•
Net interchange fees were $1.8 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively.
•
On-balance sheet guaranteed loans, including loans held for sale and loans held for investment, totaled $225.8 million as of June 30, 2026 compared to $229.7 million at December 31, 2025.
•
Non-performing assets of $58.2 million at June 30, 2026 representing 4.06% of total assets compared to $37.4 million of non-performing assets at December 31, 2025, representing 2.75% of total assets.

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

Average balances, interest income or expense, and the interest yield or rate for the Company’s interest-sensitive assets and liabilities are presented in the tables below for the three-month periods presented. Average balances are calculated on a daily basis. The Company had no tax equivalent adjustments for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended
	June 30, 2026			June 30, 2025
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate(2)	Balance	Interest	Rate(2)
ASSETS:
Interest Bearing Deposits With Banks	$134,527	$1,296	3.86%	$115,974	$1,365	4.72%
Investment Securities:
Taxable	114,526	1,326	4.64%	119,880	1,414	4.73%
Loans, Net (1)	1,102,289	20,093	7.31%	911,028	17,659	7.77%
Federal Home Loan Bank Stock	5,750	14	0.98%	5,362	117	8.75%
Total Earning Assets	1,357,092	22,729	6.72%	1,152,244	20,555	7.16%

Cash and Due From Banks	6,804			6,782
Other Assets	67,682			41,894
Total Assets	1,431,578			1,200,920

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing Demand	$69,922	498	2.86%	$60,320	316	2.10%
Money Market and Savings	339,718	3,113	3.68%	303,814	2,929	3.87%
Certificates of Deposit	579,583	5,898	4.08%	413,940	4,660	4.52%
Total Interest-Bearing Deposits	989,223	9,509	3.86%	778,074	7,905	4.08%

Short-Term Borrowings	-	-	0.00%	-	-	0.00%
Subordinated Debt	30,319	419	5.54%	26,113	262	4.02%
Total Interest-Bearing Liabilities	1,019,542	9,928	3.91%	804,187	8,167	4.07%

Noninterest-bearing Deposits	212,756			223,201
Other Liabilities	25,914			22,404
Stockholders' Equity	173,366			151,128
Total Liabilities & Shareholders' Equity	$1,431,578			$1,200,920

Net Interest Income		$12,801			$12,388

Total Yield on Earning Assets			6.72%			7.16%
Cost on Interest-Bearing Liabilities			3.91%			4.07%
Average Interest Spread			2.81%			3.08%
Net Interest Margin			3.78%			4.31%

(1)
For the three months ended June 30, 2026 and 2025, the average balance of loans, net includes average non-accrual loan balances of $47.0 million and $20.5 million, respectively.
(2)
Annualized on an actual/actual basis.

	For the Six Months Ended
	June 30, 2026			June 30, 2025
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate(2)	Balance	Interest	Rate(2)
ASSETS:
Interest Bearing Deposits With Banks	$133,262	$2,553	3.86%	$109,338	$2,557	4.72%
Investment Securities:
Taxable	108,161	2,428	4.53%	112,591	2,695	4.83%
Loans, Net(1)	1,072,227	39,051	7.34%	888,982	34,495	7.82%
Federal Home Loan Bank Stock	5,632	291	10.42%	5,009	217	8.74%
Total Earning Assets	1,319,282	44,323	6.77%	1,115,920	39,964	7.22%

Cash and Due From Banks	6,497			6,501
Other Assets	68,328			40,543
Total Assets	1,394,107			1,162,964

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing Demand	$71,539	1,019	2.87%	$62,992	672	2.15%
Money Market and Savings	307,974	5,658	3.70%	284,060	5,340	3.79%
Certificates of Deposit	574,556	11,725	4.12%	399,899	9,123	4.60%
Total Interest-Bearing Deposits	954,069	18,402	3.89%	746,951	15,135	4.09%

Short-Term Borrowings	7	-	0.00%	-	-	0.00%
Subordinated Debentures	29,667	929	6.32%	26,104	547	4.23%
Total Interest-Bearing Liabilities	983,743	19,331	3.96%	773,055	15,682	4.09%

Noninterest-bearing Deposits	212,720			221,050
Other Liabilities	25,508			21,278
Stockholders' Equity	172,136			147,581
Total Liabilities & Shareholders' Equity	$1,394,107			$1,162,964

Net Interest Income		$24,992			$24,282

Total Yield on Earning Assets			6.77%			7.22%
Cost on Interest-Bearing Liabilities			3.96%			4.09%
Average Interest Spread			2.81%			3.13%
Net Interest Margin			3.82%			4.39%

(1)
For the six months ended June 30, 2026 and 2025, the average balance of loans, net includes average non-accrual loan balances of $41.9 million and $19.2 million, respectively.
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

	Three Months Ended			Six Months Ended
	June 30, 2026 vs. June 30, 2025			June 30, 2026 vs. June 30, 2025
	Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Deposits With Banks	$218	$(287)	$(69)	$559	$(563)	$(4)
Investment Securities:
Taxable	(63)	(25)	(88)	(106)	(161)	(267)
Loans, Net	3,707	(1,273)	2,434	7,110	(2,554)	4,556
Federal Home Loan Bank Stock	8	(111)	(103)	27	47	74
Total Interest Income	3,870	(1,696)	2,174	7,590	(3,231)	4,359

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest-bearing Demand	50	132	182	91	256	347
Money Market and Savings	346	(162)	184	450	(132)	318
Certificates of Deposit	1,865	(627)	1,238	3,984	(1,382)	2,602
Total Interest-Bearing Deposits	2,261	(657)	1,604	4,525	(1,258)	3,267

Short-Term Borrowings	-	-	-	-	-	-
Subordinated Debt	42	115	157	75	309	384
Total Interest Expense	2,303	(542)	1,761	4,600	(949)	3,651

NET INTEREST INCOME	$1,567	$(1,154)	$413	$2,990	$(2,282)	$708

For the six months ended June 30, 2026, interest income was $44.3 million, an increase of $4.4 million compared to $40.0 million for the six months ended June 30, 2025. For the three months ended June 30, 2026, interest income was $22.7 million, an increase of $2.2 million compared to $20.6 million for the three months ended June 30, 2025. The increases in interest income when comparing the three and six-month periods ended June 30, 2026 to the same periods in 2025 is primarily due to increases in average interest-earning assets, partially offset by yield reductions on adjustable-rate loans, securities, and other liquid assets as a result of the cumulative 75 basis point reduction in the target federal funds rate on the Company’s variable-rate loan portfolio over the preceding twelve months.

Interest expense was $19.3 million for the six months ended June 30, 2026, an increase of $3.6 million compared to $15.7 million for the six months ended June 30, 2025. Interest expense was $9.9 million for the three months ended June 30, 2026, an increase of $1.8 million when compared to $8.2 million for the three months ended June 30, 2025. The increase in interest expense when comparing the three and six months ended June 30, 2026 to the same periods in 2025 was driven by increases in average interest-bearing liabilities to fund asset growth.

For the six months ended June 30, 2026, the Company's net interest margin decreased to 3.82% compared to 4.39% for the same period in 2025. For the second quarter of 2026, the Company's net interest margin decreased to 3.78%, compared to 4.31% for the second quarter of 2025. The decrease in net interest margin for the three and six months ended June 30, 2026 when compared to the same periods in 2025 is reflective of the lower market interest rate environment as explained in the above paragraphs.

Provision for Credit Losses

The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans and unfunded loan commitments. The provision is equal to the amount required to maintain the ACL at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan portfolio based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three and six months ended June 30, 2026, the Company recorded a provision for credit losses of $2.8 million and $5.1 million, respectively, compared to $1.1 million and $1.8 million for the three and six months ended June 30, 2025, respectively. Additional information regarding the provision for credit losses can be found under the heading Credit Quality, Credit Risk, and Allowance for Credit Losses later in this document.

Noninterest Income

The following table presents the components of total noninterest income.

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Gain on sale of loans	$5,544	$2,593	$2,951	113.8
Loan servicing income	1,248	750	498	66.4
Service charges and fees	86	54	32	59.3
Net interchange fees	1,823	1,535	288	18.8
Other income	448	452	(4)	(0.9)
Total noninterest income	$9,149	$5,384	$3,765	69.9

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Gain on sale of loans	$9,334	$5,130	$4,204	81.9
Loan servicing income	2,246	1,453	793	54.6
Service charges and fees	144	111	33	29.7
Net interchange fees	4,014	3,538	476	13.5
Other income	866	615	251	40.8
Total Noninterest Income	$16,604	$10,847	$5,757	53.1

For the three months ended June 30, 2026, noninterest income totaled $9.1 million compared to noninterest income $5.4 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, noninterest income totaled $16.6 million compared to noninterest income of $10.8 million for the six months ended June 30, 2025.

Gain on sale of loans totaled $5.5 million for the second quarter of 2026 compared to $2.6 million for the second quarter of 2025. Gain on sale of loans totaled $9.3 million for the six months ended June 30, 2026 compared to $5.1 million for the six months ended June 30, 2025. The increases in gain on sale of loans for the three and six months ended June 30, 2026 were due to higher volumes of loans sold and more favorable secondary market pricing in 2026. Loans sold totaled $189.1 million during the six months ended June 30, 2026 compared to $150.9 million during the same period in 2025.

Loan servicing income increased $498 thousand from $750 thousand for the three months ended June 30, 2025 to $1.2 million for the three months ended June 30, 2026. Loan servicing income totaled $2.2 million for the six months ended June 30, 2026 compared to $1.5 million for the six months ended June 30, 2025. The increase in loan servicing income was the result of higher average balances of loans serviced by the Company during 2026.

Service charges and fees totaled $86 thousand and $144 thousand for the three and six months ended June 30, 2026, respectively, compared to $54 thousand and $111 thousand for the three months and six months ended June 30, 2025, respectively. The increases in service charges and fees in 2026 were largely driven by a higher volume of wire transfer fees in 2026.

Net interchange fees totaled $1.8 million for the three months ended June 30, 2026 compared to $1.5 million for the three months ended June 30, 2025. Net interchange fees totaled $4.0 million for the six months ended June 30, 2026, compared to $3.5 million for the same period in 2025. The increase in net interchange fees when comparing the three and six months ended June 30, 2026 to the same periods in 2025 was attributable to transaction volume growth within GBank’s Visa Signature® Card product.

Other income increased $251 thousand from $615 thousand for the six months ended June 30, 2025 to $866 thousand for the six months ended June 30, 2026 due to an increase in bank owned life insurance income resulting from a bank owned life insurance purchase of $15.0 million during the third quarter of 2025.

Noninterest Expense

The following tables present the components of total noninterest expense.

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Salaries and employee benefits	$6,808	$6,235	$573	9.2
Data processing	1,530	1,333	197	14.8
Occupancy expense	399	400	(1)	(0.3)
Legal and professional fees	631	571	60	10.5
Loan related costs	953	330	623	188.8
Audits and exams	492	397	95	23.9
Advertising and marketing	397	371	26	7.0
FDIC insurance	155	129	26	20.2
Credit card fraud loss	51	-	51	n/a
Other	582	630	(48)	(7.6)
Total Noninterest Expense	$11,998	$10,396	$1,602	15.4

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Salaries and employee benefits	$13,559	$12,635	$924	7.3
Data processing	3,419	2,738	681	24.9
Occupancy expense	809	792	17	2.1
Legal and professional fees	1,002	1,271	(269)	(21.2)
Loan related costs	1,412	714	698	97.8
Audits and exams	690	894	(204)	(22.8)
Advertising and marketing	1,227	735	492	66.9
FDIC insurance	312	251	61	24.3
Credit card fraud loss	4,265	-	4,265	n/a
Other	1,180	1,273	(93)	(7.3)
Total Noninterest Expense	$27,875	$21,303	$6,572	30.9

For the three months ended June 30, 2026, noninterest expense increased 15.4% to $12.0 million, compared to $10.4 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, noninterest expense increased 30.9% to $27.9 million compared to $21.3 million for the six months ended June 30, 2025.

Data processing expense increased $197 thousand, or 14.8%, from $1.3 million for the three months ended June 30, 2025 to $1.5 million for the three months ended June 30, 2026. Data processing expense increased $681 thousand, or 24.9% from $2.7 million for the six months ended June 30, 2025 to $3.4 million for the six months ended June 30, 2026. The year over year increase was due to higher costs from transactional-based charges given the volume increases in loans and deposits over the last twelve months.

Legal and professional fees totaled $1.0 million for the six months ended June 30, 2026, a decrease of $269 thousand, or 21.2% when compared to $1.3 million for the six months ended June 30, 2025. Audit and exams expense totaled $690 thousand for the six months ended June 30, 2026, a decrease of $204 thousand, or 22.8% when compared to $894 thousand for the second quarter of 2025. The decrease in legal and professional fees and audits and exams expense when comparing the six months ended June 30, 2026 to the same period in 2025 reflects extraordinary legal, professional, and audit fees associated with the preparation and filing of the registration statement with the Securities and Exchange Commission on Forms S-1 and S-1/A during the first quarter of 2025.

Loan related costs increased $623 thousand, or 188.8% from $330 thousand for the three months ended June 30, 2025 to $953 thousand for the three months ended June 30, 2026. Loan related costs increased $698 thousand, or 97.8% from $714 thousand for the six months ended June 30, 2025 to $1.4 million for the six months ended June 30, 2026. The increases in loan related costs in 2026 reflect additional expenses incurred as part of the workout process on nonperforming loans, including past due property taxes and legal fees.

Advertising and marketing expense increased $492 thousand to $1.2 million during the six months ended June 30, 2026 compared to $735 thousand during the six months ended June 30, 2025. The increase in advertising and marketing expense was largely attributable marketing and advertising expenses related to the Company's credit card product.

During the first quarter of 2026, the Company identified and charged off $4.2 million of third-party fraud credit card losses related to embedded bot fraud resulting from a direct mail retail credit card campaign undertaken during the second half of 2025. Similar losses did not occur during the three and six months ended June 30, 2025.

Income Taxes

Income tax expense was $1.6 million for the three months ended June 30, 2026, an increase of $139 thousand, or 9.4% when compared to $1.5 million for the three months ended June 30, 2025. Income tax expense was $1.8 million for the six months ended June 30, 2026, a decrease of $946 thousand or 34.9% compared to $2.7 million for the six months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 was 22.9% compared to 23.6% for the three months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 was 20.5% compared to 22.6% for the six months ended June 30, 2025. Fluctuations in income tax expense and the effective tax rate are primarily driven by the timing and magnitude of certain stock-based compensation transactions that generate tax benefits for the Company, as well as changes in pre-tax earnings.

Comparison of Financial Condition – June 30, 2026 and December 31, 2025

Total Assets

Total assets were $1.4 billion for each of the periods ended June 30, 2026 and December 31, 2025.

Cash and Cash Equivalents

Cash and cash equivalents decreased 29% from $197.9 million at December 31, 2025 to $141.3 million at June 30, 2026 as cash outflows to fund loan growth and investment purchases more than offset cash inflows from deposit growth during the first six months of 2026.

Investments

The Company maintains an investment security portfolio to generate income through interest and potential sales, manage liquidity for funding needs, support interest rate risk management, and meet regulatory requirements for high-quality liquid assets.

The investment security portfolio is comprised of available for sale securities recorded at fair value which increased $44.0 million from $71.0 million at December 31, 2025 to $115.0 million at June 30, 2026 primarily due to the purchase of $51.9 million of available for sale residential mortgage-backed securities. Unrealized losses on the investment security portfolio increased from $647 thousand at December 31, 2025 to $2.6 million as of June 30, 2026. Management believes the unrealized losses related to the investment security portfolio as of June 30, 2026 relate primarily to a continuation of the elevated market interest rate environment and are not credit related.

The following table presents the maturity composition and the weighted average yields of the investment portfolio as of June 30, 2026. Mortgage-backed security maturities are based on paydown trends in the most recent three-month period. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted-average yield is calculated based on the amortized cost of each security.

Maturing
(Dollars in thousands)	One Year		After One Year		After Five Years		After
	or Less		Through Five Years		Through Ten Years		Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
As of June 30, 2026	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities, at fair value:
Residential mortgage-backed securities	$196	2.82%	$24,960	4.35%	$81,754	4.43%	$8,108	4.39%

Loans

Total loans, net of deferred loan costs and unamortized discounts, increased 9% to $1.0 billion at June 30, 2026, compared to $959.3 million at December 31, 2025. Loan originations, including government guaranteed and non-guaranteed commercial loans, totaled $340.3 million during the first six months of 2026, compared to $293.5 million for the same period in 2025.

The following table presents the ending balance of loans outstanding, by type, as of the dates indicated.

	June 30, 2026		December 31, 2025
(Dollars in thousands)		Percent of		Percent of
	Balance	Total Loans	Balance	Total Loans
Commercial and industrial	$80,766	7.7%	$80,216	8.4%
Commercial real estate - non-owner occupied	849,634	81.1	750,565	78.2
Commercial real estate - owner occupied	88,216	8.4	94,576	9.9
Construction and land development	2,255	0.2	2,288	0.2
Multifamily	18,836	1.8	18,950	2.0
Single Family Sr. Lien	720	0.1	726	0.1
Single Family Jr. Lien	190	0.0	131	0.0
Single Family HELOC	374	0.0	459	0.0
Consumer	6,361	0.7	11,358	1.2
Loans, net	1,047,352	100.0%	959,269	100.0%
Allowance for credit losses	(12,418)		(9,890)
Loans, net of allowance	$1,034,934		$949,379

The Company's three largest loan segments are presented by borrower type in the table below for the periods presented.

	June 30, 2026		December 31, 2025
(Dollars in thousands)		Percent of		Percent of
	Balance	Total Loans	Balance	Total Loans
Commercial and industrial:
General business	$43,973	4.2%	$24,996	2.6%
Services	17,726	1.7	16,107	1.7
Social assistance	409	0.0	14,797	1.5
Manufacturing	7,748	0.7	13,426	1.4
Transportation	7,746	0.7	6,439	0.7
Retail	3,164	0.3	4,451	0.5
Total commercial and industrial	$80,766	7.7	$80,216	8.4
Commercial real estate - non-owner occupied:				-
Hotel	769,147	73.4	680,914	71.0
Real Estate Rental	66,681	6.4	67,944	7.1
Food Processing	12,138	1.2	-	-
Other	1,668	0.2	1,707	0.2
Total commercial real estate - non-owner occupied:	$849,634	81.1	$750,565	78.2
Commercial real estate - owner occupied:				-
Retail	30,747	2.9	31,932	3.3
Hotel	22,859	2.2	22,536	2.3
Specialty Trade	6,569	0.6	6,724	0.7
Gas Station	6,664	0.6	6,751	0.7
Real Estate Rental	5,669	0.5	4,635	0.5
Services	5,093	0.5	3,502	0.4
Medical	1,720	0.2	3,763	0.4
Other	8,895	0.8	14,733	1.5
Total commercial real estate - owner occupied	$88,216	8.4	$94,576	9.9

The Company continues to expand its national business lines for government guaranteed lending with a focus on the hospitality industry. For the year ended December 31, 2025, the Bank was a leading provider of SBA hotel financing and ranked among the nation’s top originators of SBA 7(a) loans, placing #11 nationwide. The balance of guaranteed loans at June 30, 2026 was $225.8 million, representing 16.7% of loans. Comparatively, at December 31, 2025, the Company had $229.7 million of guaranteed loan balances representing 19.2% of loans.

Net deferred loan costs totaled $9.5 million at June 30, 2026 and $10.0 million at December 31, 2025. Net deferred loan costs represent the costs incurred to originate loans, net of fees paid by the borrower, which are measured and recorded at the date the loan is originated. Unamortized discount totaled $12.5 million at June 30, 2026 and $10.9 million at December 31, 2025. The unamortized discount relates to the retained portion of government guaranteed loans and is based on the relative fair value of the retained loan as calculated by an independent consulting firm. Loan costs and discount are amortized over the life of the loan and are recorded as an adjustment to interest income on the loan.

Loans held for sale totaled $50.8 million at June 30, 2026 and consisted of commercial real estate – non-owner occupied, commercial real estate – owner occupied, and commercial and industrial loans. Loans held for sale totaled $46.0 million at December 31, 2025 and consisted of commercial real estate – non-owner occupied, commercial real estate – owner occupied, and commercial and industrial loans. The balance of unguaranteed portions to be retained are reported as held for investment.

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

The following table presents the allowance for credit losses as a percentage of total loans as of the dates indicated:

(In Thousands)
As of June 30, 2026	Total ACL - Loans	Total Loans	% of Total Loans Outstanding	Allowance as a % of Loan Category
Commercial and industrial	$1,480	$80,766	7.7%	1.8%
Commercial real estate - non-owner occupied	9,157	849,634	81.1	1.1
Commercial real estate - owner occupied	574	88,216	8.4	0.7
Construction and land development	132	2,255	0.2	5.9
Multifamily	56	18,836	1.8	0.3
Single Family Sr Lien	1	720	0.1	0.1
Single Family Jr Lien	-	190	0.0	0.0
Single Family HELOC	2	374	0.0	0.5
Consumer	1,016	6,361	0.7	16.0
Total	$12,418	$1,047,352	100.0%	1.2%

(In Thousands)
As of December 31, 2025	Total ACL - Loans	Total Loans	% of Total Loans Outstanding	Allowance as a % of Loan Category
Commercial and industrial	$378	$80,216	8.4%	0.5%
Commercial real estate - non-owner occupied	7,214	750,565	78.2	1.0
Commercial real estate - owner occupied	628	94,576	9.9	0.7
Construction and land development	164	2,288	0.2	7.2
Multifamily	42	18,950	2.0	0.2
Single Family Sr Lien	2	726	0.1	0.3
Single Family Jr Lien	1	131	0.0	0.8
Single Family HELOC	4	459	0.0	0.9
Consumer	1,457	11,358	1.2	12.8
Total	$9,890	$959,269	100.0%	1.0%

The allowance for credit losses increased from $9.9 million at December 31, 2025 to $12.4 million at June 30, 2026. The allowance as a percentage of loan balances increased from 1.03% to 1.19%. The Company continues to closely monitor credit quality in light of the ongoing economic uncertainty caused by, among other factors, continued uncertainty regarding U.S. trade and tariff policy and the lingering inflationary pressures and the risk of the resurgence of elevated levels of inflation in the United States and our market areas. Accordingly, additional provisions for credit losses may be necessary in future periods.

The following table presents non-performing assets and related ratios as of the periods presented.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Non-performing assets:
Total nonaccrual loans	$51,648	$32,141
Loans 90 days past due and accruing	868	854
Total non-performing loans	52,516	32,995
Other real estate owned	5,663	4,401
Total non-performing assets	$58,179	$37,396

Non-performing loans to loans, net of deferred fees and costs	5.01%	3.44%
Nonaccrual loans to loans, net of deferred fees and costs	4.93%	3.35%
ACL to nonaccrual loans	24.04%	30.77%
ACL to gross loans	1.19%	1.03%

The Company had $52.5 million of non-performing loans as of June 30, 2026, compared to $33.0 of non-performing loans as of December 31, 2025. The increase was driven by $22.9 million of commercial real estate and commercial and industrial loans transferred to nonaccrual status during the first six months of 2026. These loans are primarily collateralized by hotel/motel properties, business assets, and single-family residential properties. As of June 30, 2026, the balance of non-performing loans was comprised of certain commercial real estate – non-owner occupied, commercial real estate – owner occupied, and commercial and industrial loans, and consumer loans, of which $32.5 million is guaranteed by the SBA. Included in the balance of non-performing loans as of June 30, 2026 are $27.0 million of individually evaluated loans with specific credit loss reserves of $3.5 million assigned. As of December 31, 2025, the balance of non-performing loans was comprised of certain commercial real estate – non-owner occupied, commercial real estate – owner occupied, commercial and industrial loans, and consumer loans totaling $33.0 million, of which $24.8 million is guaranteed by the SBA. Included in the balance of non-performing loans as of December 31, 2025 are $14.5 million of individually evaluated loans with specific credit loss reserves of $1.2 million assigned.

The Company continuously monitors its non-performing asset portfolio and believes the financial risk related to these assets is well contained. In making this assessment, it is important to consider the process undertaken when a collateralized SBA non-performing asset requires collection efforts. Historically, we have repurchased the sold portion of the government guaranteed loan to complete the foreclosure and resale of the property. This process immediately increases the non-performing asset balance on our balance sheet to include the government guaranteed portion, however, the guaranteed balance is excluded from the determination of the allowance for credit losses as it is considered zero risk. During the second quarter of 2026, we began transitioning to a process whereby the USDA or SBA will repurchase the sold portion of the non-performing loan.

The Company held $5.7 million of other real estate owned as of June 30, 2026 and $4.4 million as of December 31, 2025.

Premises and Equipment

Premises and equipment increased $252 thousand from $1.1 million at December 31, 2025 to $1.3 million at June 30, 2026 largely due to purchases of $385 thousand, net of depreciation of $133 thousand, during the six months ended June 30, 2026.

Other Assets

Other assets totaled $29.0 million at June 30, 2026, a decrease of $8.7 million, or 23% when compared to $37.8 million at December 31, 2025, with this decrease largely attributable to the collection of $10.2 million of cash in-transit received during the first quarter of 2026 related to certain investment security sales executed during the fourth quarter of 2025.

Total Liabilities

The Company’s total liabilities increased $65.2 million, or 5% from December 31, 2025 to June 30, 2026. The increase in total liabilities was primarily attributable to an increase in total deposits of $63.0 million with the largest increases within savings.

Deposits and Other Funding Sources

Total deposits increased 6% to $1.2 billion at June 30, 2026 compared to $1.1 billion at December 31, 2025. The year-to-date increases in non-interest bearing and savings were offset by decreases in interest-bearing demand and time deposits.

The following table presents the average balances of deposits by type and the related average interest rates for the three months ended June 30, 2026:

	Three months ended June 30, 2026
(Dollars in thousands)	Average Balance	Rate
Noninterest-bearing Deposits	$212,756	-%
Interest-bearing Demand	69,922	2.86
Money Market and Savings	339,718	3.68
Certificates of Deposit	579,583	4.08
	$1,201,979	3.17%

Federal Deposit Insurance Corporation (“FDIC”) deposit insurance covers $250 thousand per depositor, per FDIC-insured bank, for each account ownership category. As of June 30, 2026, uninsured deposits were approximately $485.0 million, or 39.8% of total deposits, compared to $417.4 million, or 36.5% of total deposits, as of December 31, 2025.

As of June 30, 2026 the maturities of time deposits having balances over $250 thousand were as follows:

(Dollars in thousands)

2026	$20,695
2027	14,600
2028	5,835
2029	-
2030	251
Maturing thereafter	-
$41,381

Short-term Borrowings and Subordinated Debt

The Company had no short-term borrowings as of June 30, 2026 compared to $371 thousand for December 31, 2025.

Subordinated debt totaled $30.3 million as of June 30, 2026 compared to $26.2 million as of December 31, 2025. See "Note 7 - Subordinated Debt, Other Borrowings, and Available Lines of Credit", within the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Stockholders’ Equity and Capital

Stockholders' equity increased 4% to $172.8 million at June 30, 2026 compared to $165.8 million at December 31, 2025 with this increase driven primarily by the net income generated during the first six months of 2026.

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
•
Trading assets plus trading liabilities of 5% or less of total consolidated assets; and
•
Not an advanced approaches banking organization.

As of June 30, 2026 and December 31, 2025, the Company and GBank were in compliance with the CBLR requirements.

The table below presents a summary of the main components and requirements of the CBLR as of the dates indicated:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Bank Tier 1 Capital Leverage Ratio	13.15%	13.42%
Average Total Consolidated Assets	$1,428,511	$1,331,466
Off-Balance-Sheet Exposures	$90,941	$91,804
Ratio of Off-Balance-Sheet Exposures to Total Assets	6.37%	6.77%
Trading Assets	None	None
Advanced Approaches Banking Organization	No	No

The Company's common equity to assets ratio was 12.1% as of June 30, 2026 compared to 12.2% as of December 31, 2025. The Company's book value per share was $11.94 as of June 30, 2026, an increase from $11.52 as of December 31, 2025.

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

A summary of the Company's on-balance-sheet primary liquidity sources is presented in the table below as of the dates indicated:

(Dollars in thousands)	June 30, 2026	December 31, 2025

Cash and due from banks	$6,726	$5,326
Interest-bearing deposits with other financial institutions	134,603	192,538
Investment securities, available for sale	115,018	71,038
Loans held for sale	50,848	46,009
Total primary liquidity sources	$307,195	$314,911

The Company has a line of credit available from the FHLB of San Francisco. The unused borrowing capacity with the FHLB, as collateralized by qualifying securities and pledged loans, was approximately $130.8 million and $88.7 million, at June 30, 2026 and December 31, 2025, respectively. No draws were outstanding as of June 30, 2026. The balance on the line of credit with the FHLB was $100 thousand as of December 31, 2025.

GBank participates in the Federal Reserve Bank of San Francisco’s BIC Program and, as of June 30, 2026 and December 31, 2025, the Company had pledged loans and investment securities with an approximate carrying value of $652.2 million and $633.1 million, respectively, to the BIC Program. Unused borrowing capacity at the Federal Reserve Bank of San Francisco totaled $326.7 million and $351.3 million as of June 30, 2026 and December 31, 2025, respectively.

The Company also has unsecured lines of credit with other correspondent banks totaling $40.0 million at June 30, 2026 and December 31, 2025. No draws have been made on these lines of credit and no balances were outstanding as of June 30, 2026 and December 31, 2025.

The Company’s Consolidated Statement of Cash Flows presents additional information regarding the sources and uses of cash for the six months ended June 30, 2026. Operating activities resulted in a net increase in cash of $17.4 million, as cash inflows from loan sales more than offset cash outflows for the origination of loans held for sale and the receipt of cash in transit of $10.0 million during the first quarter of 2026 related to investment securities sold during the fourth quarter of 2025. Investing activities resulted in a net decrease in cash of $141.7 million primarily due to loans originated and held for investment, as well as purchases of available for sale securities. Financing activities resulted in a net increase to cash of $67.7 million, primarily due to a net increase in deposits during the six months ended June 30, 2026.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At June 30, 2026, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed to be immaterial to the financial condition and operating results of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 14, 2026, Nancy DeCou, EVP and Chief SBA Officer of GBank, terminated the Rule 10b5-1 trading arrangement previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. The trading arrangement was adopted on September 16, 2025 and was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The material terms of the trading arrangement were previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 and are incorporated herein by reference. No shares were sold pursuant to the trading arrangement prior to its termination.

Other than as described above, during the fiscal quarter ended June 30, 2026, no other director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

GBANK FINANCIAL HOLDINGS INC.

Date: August 13, 2026	By:	/s/ Edward M. Nigro
Edward M. Nigro
Executive Chairman and CEO

Date: August 13, 2026	By:	/s/ Olivia M. Caley
Olivia M. Caley
SVP, Financial Reporting Director