Form 10-Q
period 2026-09-30
GBank Financial Holdings Inc.
filed 2026-11-13
CIK 1791145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026 the registrant had 14,571,526 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026 (this “Form 10-Q”) may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of GBank Financial Holdings Inc. (the “Company”) and its wholly-owned subsidiary GBank (the “Bank”), and the Company’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Form 10-Q that are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that are, by their nature, inherently difficult to predict and are generally beyond our control and that may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors that may cause actual results to differ from those results expressed or implied include those factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K, filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2026 (the “Annual Report on Form 10-K”) and in this Form 10-Q. In addition, these factors include but are not limited to:

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
•
uncertainty or perceived uncertainty in the banking industry as a whole;
•
the persistent inflationary pressures in the U.S. and our market areas, and its impact on market interest rates, the economy and credit quality;
•
adverse changes in customer sentiment, spending, borrowing and savings habits;
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
•
our ability to keep pace with changes in, and the risks related to the development, implementation, use and management of, emerging technologies, including digital assets, artificial intelligence and machine learning, that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or clients;
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

i

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
•
the costs, including the possible incurrence of fines, penalties, or other negative effects (including reputational harm) of any adverse judicial, administrative, or arbitral rulings or proceedings, regulatory enforcement actions, or other legal actions to which we or any of our subsidiaries are a party, and which may adversely affect our results; and
•
the current or the potential impact on the Company’s operations, financial condition, and clients resulting from natural or man-made disasters, severe weather, acts of god, wars, military conflict (including the conflicts in the Middle East, the possible expansion of such conflicts and potential geopolitical and economic consequences), acts of terrorism, geopolitical instability, cyberattacks, public health outbreaks (such as coronavirus), other international or domestic calamities, and other events beyond our control, including as a result of the policies of the current U.S. presidential administration or Congress.

The Company’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. As such, forward-looking statements can be affected by inaccurate assumptions made, or by known or unknown risks and uncertainties. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. Consequently, no forward-looking statement can be guaranteed. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect conditions only as of the date of this filing. Forward-looking statements speak only as of the date of this document. The Company undertakes no obligation (and expressly disclaims any obligation) to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GBank Financial Holdings Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share data)
ASSETS	September 30, 2026	December 31, 2025
Cash and due from banks	$3,504	$5,326
Interest-bearing deposits with other financial institutions	109,836	192,538
Total cash and cash equivalents	113,340	197,864

Investment securities:
Available for sale, at fair value (amortized cost of $120,256 at September 30, 2026 and $71,061 at December 31, 2025)	114,558	71,038
Loans held for sale	69,727	46,009
Loans, net of deferred fees and costs	1,071,830	959,269
Less: Allowance for credit losses	(13,935)	(9,890)
Loans, net	1,057,895	949,379

Premises and equipment, net	1,204	1,094
Operating lease right-of-use asset	4,637	5,297
Bank-owned life insurance	30,915	30,004
Loan servicing assets, net	12,500	11,140
Federal Home Loan Bank stock, at cost	5,797	5,513
Other real estate owned	10,927	4,401
Other assets	35,091	37,752
Total Assets	$1,456,591	$1,359,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$196,547	$214,127
Interest-bearing demand	59,114	70,966
Savings	275,629	289,038
Time	632,638	568,564
Total deposits	1,163,928	1,142,695

Short-term borrowings	60,000	371
Subordinated debt	30,354	26,163
Operating lease liability	5,191	5,757
Other liabilities	21,739	18,750
Total liabilities	1,281,212	1,193,736

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Common stock, par value $0.0001; 80,000,000 shares authorized; 14,520,356 shares issued and outstanding at September 30, 2026 and 14,385,226 shares issued and outstanding at December 31, 2025	1	1
Additional paid-in capital	83,769	80,405
Retained earnings	95,996	85,366
Accumulated other comprehensive loss	(4,387)	(17)
Total Stockholders' Equity	175,379	165,755
Total Liabilities and Stockholders' Equity	$1,456,591	$1,359,491

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
INTEREST INCOME	2026	2025	2026	2025
Interest and fees on loans	$21,046	$18,919	$60,097	$53,413
Interest on deposits with other financial institutions	1,073	1,160	3,626	3,718
Taxable interest on investment securities	1,400	1,421	3,828	4,117
Other interest bearing balances	153	122	444	338
Total interest income	23,672	21,622	67,995	61,586

INTEREST EXPENSE
Interest on deposits	9,192	8,339	27,594	23,473
Interest on short-term borrowings	444	-	444	-
Interest on subordinated debt	422	285	1,351	833
Total interest expense	10,058	8,624	29,389	24,306
Net interest income	13,614	12,998	38,606	37,280
PROVISION FOR CREDIT LOSSES	2,646	2,219	7,783	4,032
Net interest income after provision for credit losses	10,968	10,779	30,823	33,248

NONINTEREST INCOME
Gain on sale of loans	4,701	3,592	14,035	8,722
Loan servicing income	1,311	762	3,557	2,215
Service charges and fees	59	60	203	171
Net interchange fees	281	2,406	4,295	5,944
Other income	374	357	1,239	971
Total noninterest income	6,726	7,177	23,329	18,023

NONINTEREST EXPENSE
Salaries and employee benefits	7,892	6,589	21,450	19,224
Data processing	1,930	1,637	5,348	4,375
Occupancy expense	491	418	1,300	1,210
Legal and professional fees	735	644	1,737	1,915
Loan related costs	331	576	1,743	1,290
Audits and exams	216	262	907	1,157
Advertising and marketing	286	1,141	1,512	1,876
FDIC insurance	156	134	468	385
Credit card fraud loss	80	257	4,344	287
Other	704	659	1,886	1,900
Total noninterest expense	12,821	12,317	40,695	33,619
INCOME BEFORE PROVISION FOR INCOME TAXES	4,873	5,639	13,457	17,652
Provision for income taxes	1,008	1,282	2,772	3,992
NET INCOME BEFORE EQUITY INVESTMENT LOSS	3,865	4,357	10,685	13,660
Net loss attributable to equity investment	(12)	(49)	(55)	(127)
NET INCOME	$3,853	$4,308	$10,630	$13,533

PER COMMON SHARE DATA
Basic earnings per common share	$0.27	$0.30	$0.73	$0.95
Diluted earnings per common share	$0.27	$0.30	$0.73	$0.93
Weighted-average basic shares outstanding	14,506	14,280	14,464	14,270
Weighted-average diluted shares outstanding	14,532	14,525	14,513	14,510

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$3,853	$4,308	$10,630	$13,533
Other comprehensive (loss) income, before tax:
Unrealized (losses) gains on securities available for sale	(3,178)	1,832	(5,675)	1,967
Income tax benefit (expense) related to unrealized
(losses) gains on securities available for sale	731	(421)	1,305	(452)
Total other comprehensive (loss) income, net of tax	(2,447)	1,411	(4,370)	1,515
Comprehensive income	$1,406	$5,719	$6,260	$15,048

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2024	14,252,435	$1	$77,571	$64,437	$(1,309)	$140,700

Net income	-	-	-	4,470	-	4,470
Other comprehensive income, net of tax	-	-	-	-	300	300
Exercise of stock options	16,000	-	24	-	-	24
Director Compensation Plan	2,477	-	91	-	-	91
Other stock-based compensation	-	-	483	-	-	483
Stock option loan activity	-	-	548	-	-	548
Balance, March 31, 2025	14,270,912	$1	$78,717	$68,907	$(1,009)	$146,616

Net income	-	$-	$-	$4,755	$-	4,755
Other comprehensive loss, net of tax	-	-	-	-	(196)	(196)
Director Compensation Plan	2,607	-	84	-	-	84
Other stock-based compensation	-	-	490	-	-	490
Balance, June 30, 2025	14,273,519	$1	$79,291	$73,662	$(1,205)	$151,749

Net income	-	$-	$-	$4,308	$-	4,308
Other comprehensive income, net of tax	-	-	-	-	1,411	1,411
Exercise of stock options	11,234	-	202	-	-	202
Director Compensation Plan	3,023	-	128	-	-	128
Other stock-based compensation	-	-	395	-	-	395
Balance, September 30, 2025	14,287,776	$1	$80,016	$77,970	$206	$158,193

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2025	14,385,226	$1	$80,405	$85,366	$(17)	$165,755

Net income	-	-	-	1,315	-	1,315
Other comprehensive loss, net of tax	-	-	-	-	(1,042)	(1,042)
Exercise of stock options	82,766	-	930	-	-	930
Director Compensation Plan	2,360	-	75	-	-	75
Other stock-based compensation	-	-	589	-	-	589
Balance, March 31, 2026	14,470,352	$1	$81,999	$86,681	$(1,059)	$167,622

Net income	-	$-	$-	$5,462	$-	5,462
Other comprehensive loss, net of tax	-	-	-	-	(881)	(881)
Director Compensation Plan	-	-	85	-	-	85
Other stock-based compensation	-	-	522	-	-	522
Balance, June 30, 2026	14,470,352	$1	$82,606	$92,143	$(1,940)	$172,810

Net income	-	$-	$-	$3,853	$-	3,853
Other comprehensive income, net of tax	-	-	-	-	(2,447)	(2,447)
Exercise of stock options	40,000	-	432	-	-	432
Director Compensation Plan	6,105	-	106	-	-	106
Other stock-based compensation	3,899	-	625	-	-	625
Balance, September 30, 2026	14,520,356	$1	$83,769	$95,996	$(4,387)	$175,379

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$10,630	$13,533
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	7,783	4,032
Depreciation	270	175
Amortization and writeoff of loan servicing assets	4,638	4,150
Amortization of operating lease right of use assets	660	656
Amortization of subordinated debt issuance costs	76	56
Credit card fraud loss	4,344	-
Investment securities amortization and accretion, net	(1,267)	(573)
Stock compensation expense	2,002	1,671
Gain on sale of loans	(14,035)	(8,722)
Gross originations of loans held for sale	(307,538)	(309,916)
Proceeds from sale of loans held for sale	295,180	278,701
Income from bank owned life insurance	(911)	(464)
Net change in deferred income taxes	531	(536)
Decrease (increase) in other assets	3,436	(2,504)
Net change in operating lease liability	(566)	(551)
Increase (decrease) in accrued interest payable and other liabilities	2,988	3,265
Net cash provided by (used in) operating activities	8,221	(17,027)

Cash flows from investing activities:
Purchases of premises and equipment	(380)	(195)
Purchase of bank owned life insurance	-	(15,000)
Purchase of securities available for sale	(56,941)	(28,832)
Maturities and repayments of investment securities available for sale	9,013	11,252
Maturities and repayments of investment securities held to maturity	-	1,946
Purchase of FHLB stock	(284)	(861)
Proceeds from sale of OREO	2,410	-
Net change in loans	(132,901)	(129,886)
Net cash used in investing activities	(179,083)	(161,576)

Cash flows from financing activities:
Net increase in deposits	21,233	157,097
Net change in short-term borrowings	59,629	-
Subordinated debt advances	10,509	-
Subordinated debt redemption	(6,394)	-
Proceeds from repayment of stock option loans	-	548
Net proceeds from issuance of common stock	1,362	226
Net cash provided by financing activities	86,339	157,871

Net decrease in cash and cash equivalents	(84,524)	(20,732)
Cash and cash equivalents beginning of period	197,864	124,122
Cash and cash equivalents end of period	$113,340	$103,390

Supplemental disclosures of cash flow information:
Cash payments for interest	$29,582	$24,268
Cash payments for income tax	256	3,236

Supplemental schedule of noncash investing and financing activities
Right of use asset and lease liabilities	$-	$1,654
Loans transferred to other real estate owned	6,526	2,684
Loans held for sale transferred to held for investment	10,256	-
Credit card fraud losses	4,344	-

See Notes to Consolidated Financial Statements (Unaudited).

GBank Financial Holdings Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business

Basis of Presentation

These unaudited interim financial statements are prepared on a consolidated basis for GBank Financial Holdings Inc. (“GBFH”) and its wholly owned subsidiary, GBank (the “Bank”). References herein to the “Company” refer to the consolidated entity and its financial statements. The Company has prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, SEC rules that permit reduced disclosure for interim periods, and SEC Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited consolidated financial statements. There have been no material changes to the Company's significant accounting policies for the three and nine months ended September 30, 2026. The December 31, 2025 consolidated balance sheet information contained in this Form 10-Q was derived from the Company's 2025 audited consolidated financial statements. The unaudited consolidated financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, including the notes thereto, included in the Company’s Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. All significant intercompany transactions and accounts have been eliminated.

The Company has one reportable segment. The Company’s chief operating decision maker (“CODM”) evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. See Note 13 - Segment Reporting for more information.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events,” the Company’s management has evaluated subsequent events for potential recognition or disclosure from September 30, 2026 through the date of the issuance of this Form 10-Q. On October 22, 2026, the Company announced a planned leadership succession in which Jeffrey K. Newgard was appointed President and Chief Executive Officer of the Company, succeeding Edward M. Nigro, who continues to serve as a director of the Company. The Company’s CODM was Edward M. Nigro, Executive Chairman and Chief Executive Officer through October 22, 2026, at which time Jeffrey K. Newgard was appointed President and Chief Executive Officer of the Company and was designated as the Company’s CODM. On November 4, 2026, a $30.0 million advance from the Federal Home Loan Bank of San Francisco matured and was repaid. The Company’s remaining FHLB borrowing consisted of a $30.0 million Variable Rate Credit (VRC) Open advance. Other than these events, the Company has determined that there were no material subsequent events that would have required recognition or disclosure.

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

Accounting Policies

The significant accounting and reporting policies followed by the Company are in accordance with GAAP and are presented in the Company's Annual Report on Form 10-K. The Company reports the following update to its significant accounting policies:

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

Recent Accounting Pronouncements Adopted

No accounting pronouncements were adopted by the Company during the nine months ended September 30, 2026.

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

Note 2. Investment Securities

The amortized cost, unrealized gains and losses, allowance for credit losses, and estimated fair values of investment securities are summarized as follows as of the dates indicated:

	September 30, 2026
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
Available for sale securities:
Mortgage-backed U.S. government agencies	$115,863	$-	$(5,370)	$-	$110,493
Other mortgage-backed securities	4,393	-	(328)	-	4,065
Total	$120,256	$-	$(5,698)	$-	$114,558

	December 31, 2025
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
Available for sale securities:
Mortgage-backed U.S. government agencies	$66,440	$624	$(646)	$-	$66,418
Other mortgage-backed securities	4,621	-	(1)	-	4,620
Total	$71,061	$624	$(647)	$-	$71,038

Accrued interest receivable is excluded from the estimate of credit losses for available for sale securities. At September 30, 2026, accrued interest receivable totaled $297 thousand for available for sale securities, and was reported in other assets on the Company’s consolidated balance sheets. At December 31, 2025, accrued interest receivable totaled $189 thousand for available for sale securities, and was reported in accrued interest receivable on the Company’s consolidated balance sheets.

There were no gross realized gains or losses from the sale of available for sale securities during the three and nine months ended September 30, 2026 and 2025.

The fair value of investment securities pledged as collateral for potential borrowing purposes (see Note 7) totaled $110.5 million at September 30, 2026 and $66.5 million at December 31, 2025.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of September 30, 2026:

(Dollars in thousands)	September 30, 2026
Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one but within five years	-	-
Due after five years but within ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	120,256	114,558
Total	$120,256	$114,558

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

	September 30, 2026
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	26	$102,572	$4,762	10	$7,922	$608	36	$110,493	$5,370
Other mortgage-backed securities	1	86	2	1	3,979	326	2	4,065	328
Available for sale securities with gross unrealized losses	27	$102,658	$4,764	11	$11,901	$934	38	$114,558	$5,698

	December 31, 2025
	Less Than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	7	$20,493	$130	9	$13,131	$437	16	$33,624	$567
Other mortgage-backed securities	0	-	-	2	4,541	80	2	4,541	80
Available for sale securities with gross unrealized losses	7	$20,493	$130	9	$17,672	$517	16	$38,165	$647

Management believes the unrealized losses related to available for sale securities as of September 30, 2026 relate primarily to increases in intermediate and long-term market interest rates, particularly during the third quarter of 2026. The principal and interest payments on agency-guaranteed debt are backed by the U.S. government. Government-sponsored enterprises similarly guaranteed principal and interest payments and securities backed by government-sponsored enterprises carry an implicit guarantee from the U.S. Department of Treasury. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and reviews various industry analysis reports. There were no Company securities downgraded during each of the three and nine-month periods ended September 30, 2026 and 2025. Management currently does not have the intent to sell any of the available for sale securities in an unrealized loss position, and management believes that it is not likely that the securities will have to be sold before a recovery of cost. Furthermore, management believes the unrealized losses are due to non-credit-related factors, including changes in market interest rates and other market conditions, and therefore no allowance for credit losses related to available for sale securities have been recognized or realized as of September 30, 2026 or December 31, 2025.

Note 3. Loans and Allowance for Credit Losses - Loans

Loans Held for Sale

Loans held for sale consisted of commercial real estate and commercial and industrial loans as of both September 30, 2026 and December 31, 2025. The balance of unguaranteed held for sale loans to be retained are reported as held for investment. The principal balances of loans held for sale are listed below as of the dates indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Gross loan balances	$92,500	$61,027
Less: Unguaranteed portions to be retained	22,773	15,018
Amounts held for sale, net	$69,727	$46,009

Loans Held for Investment

The amortized cost of loans held for investment are listed below. In accordance with ASC 326, GBank has segregated its held for investment loan portfolio into segments characterized by similar risk characteristics, primarily the collateral supporting the loan, as reflected in the table below as of the dates indicated.

(Dollars in thousands)
	September 30, 2026	December 31, 2025
Commercial and industrial	$80,766	$80,216
Commercial real estate - non-owner occupied	877,631	750,565
Commercial real estate - owner occupied	88,391	94,576
Construction and land development	3,248	2,288
Multifamily	14,745	18,950
Single Family Sr. Lien	716	726
Single Family Jr. Lien	520	131
Single Family HELOC	368	459
Consumer	5,445	11,358
Loans, net	1,071,830	959,269
Allowance for credit losses	(13,935)	(9,890)
Loans, net of allowance	$1,057,895	$949,379

Accrued interest receivable is not included in the amortized cost basis of the Company’s loans. Accrued interest receivable for loans totaled $8.5 million and $7.5 million as of September 30, 2026 and December 31, 2025, respectively, and was reported in other assets on the Company’s consolidated balance sheets.

Deferred loan costs of $10.1 million and $10.0 million are included in the balance of net loans as of September 30, 2026 and December 31, 2025, respectively. Loan costs represent the costs incurred to originate the loans, net of fees paid by the borrower, which are measured and recorded at the date the loan is originated. Loan discount of $13.3 million and $10.9 million are included in the balance of net loans as of September 30, 2026 and December 31, 2025, respectively. The discount represents the discount on the retained portion of the government guaranteed loans and is measured at the date the guaranteed portion of the loan is sold, based on the relative fair value of the retained loan as calculated by an independent consulting firm. Loan costs and discount are amortized over the life of the loan and are recorded as an adjustment to interest income on the loan.

As of September 30, 2026 and December 31, 2025, Company loans with a carrying value of $633.2 million and $658.9 million, respectively, were pledged as collateral for potential borrowing purposes (see Note 7).

The portion of loans guaranteed by the U.S. government and held for investment totaled $164.5 million and $183.7 million as of September 30, 2026 and December 31, 2025, respectively, and are included in the commercial and industrial, commercial real estate - non-owner occupied, and commercial real estate - owner occupied loan segments.

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

	September 30, 2026
(Dollars in thousands)			Past Due 90		Total
	30-59 Days	60-89 Days	Days or More		Past Due and
	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total
Commercial and industrial	$357	$-	$-	$4,256	$4,613	$76,153	$80,766
Commercial real estate - non-owner occupied	1,060	-	-	30,695	31,755	845,876	877,631
Commercial real estate - owner occupied	-	-	-	7,940	7,940	80,451	88,391
Construction and land development	-	-	-	-	-	3,248	3,248
Multifamily	-	-	-	-	-	14,745	14,745
Single Family Sr. Lien	-	-	-	-	-	716	716
Single Family Jr. Lien	-	-	-	-	-	520	520
Single Family HELOC	-	-	-	-	-	368	368
Consumer	233	183	417	-	833	4,612	5,445
Total	$1,650	$183	$417	$42,891	$45,141	$1,026,689	$1,071,830

	December 31, 2025
(Dollars in thousands)			Past Due 90		Total
	30-59 Days	60-89 Days	Days or More		Past Due and
	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total
Commercial and industrial	$344	$-	$-	$372	$716	$79,500	$80,216
Commercial real estate - non-owner occupied	1,008	3,622	-	30,789	35,419	715,146	750,565
Commercial real estate - owner occupied	3,148	-	-	980	4,128	90,448	94,576
Construction and land development	-	-	-	-	-	2,288	2,288
Multifamily	-	-	-	-	-	18,950	18,950
Single Family Sr. Lien	-	-	-	-	-	726	726
Single Family Jr. Lien	-	-	-	-	-	131	131
Single Family HELOC	-	-	-	-	-	459	459
Consumer	908	813	854	-	2,575	8,783	11,358
Total	$5,408	$4,435	$854	$32,141	$42,838	$916,431	$959,269

There were no residential loans for which formal foreclosure proceedings were in place at September 30, 2026 or December 31, 2025.

Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due. No interest income was recognized on nonaccrual loans during the three or nine months ended September 30, 2026 or 2025.

Credit Quality Indicators

As part of the Company’s on-going monitoring of the credit quality of the loan portfolio, management reviews the Company’s loan portfolio at least monthly to determine whether any assets require classification in accordance with the Company’s policy and applicable regulations. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements. The Company’s internal credit risk-grading system is based on experiences with similarly graded loans.

The Company’s internally assigned grades are as follows:

•
Pass: Loans that are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Loans in this grade are further broken down into sub-grades ranging from A to E in order to provide for additional granularity in the analyses that are performed. Consumer loans that are current or less than 90 days past due are graded Pass.
•
Special Mention: Loans where a potential weakness or risk exists that could cause a more serious problem if not corrected.
•
Substandard: Loans that have a well-defined weakness based on objective evidence and can be characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Consumer loans that are 90 days or more past due are graded Substandard.
•
Doubtful: Loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make full collection or liquidation highly questionable and improbable, based upon the existing circumstances.
•
Loss: Loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

The following tables present the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of September 30, 2026 and December 31, 2025. Current period originations may include modifications, extensions and renewals. The Company had no loans rated doubtful or loss as of September 30, 2026 and December 31, 2025.

As of and for the nine months ended September 30, 2026	Term Loans Amortized Cost Basis by Origination Year												Revolving Loans
(Dollars in thousands)	2026		2025		2024		2023		2022		Prior		Amortized Cost Basis	Total
Commercial and industrial
Risk rating
Pass	$8,490		$26,638		$7,716		$3,588		$3,556		$558		$18,728	$69,274
Special mention	-		-		-		143		-		-		-	143
Substandard	-		3,497		1,879		3,752		221		-		2,000	11,349
Total	$8,490		$30,135		$9,595		$7,483		$3,777		$558		$20,728	$80,766
Current period gross charge offs	$-		$118		$-		$-		$-		$-		$-	$118
Current period gross recoveries	$-		$3		$-		$-		$-		$-		$-	$3
Commercial real estate - non-owner occupied
Risk rating
Pass	$168,923		$171,030		$173,323		$133,149		$65,361		$129,744		$-	$841,530
Special mention	-		-		-		1,047		-		852		-	1,899
Substandard	-		1,440		754		6,563		1,189		24,256		-	34,202
Total	$168,923		$172,470		$174,077		$140,759		$66,550		$154,852		$-	$877,631
Current period gross charge offs			$-		$-		$-		$1,013		$164		$-	$1,177
Current period gross recoveries			$-		$-		$-		$-		$35		$-	$35
Commercial real estate - owner occupied
Risk rating
Pass	$6,051		$29,392		$2,110		$8,632		$11,120		$22,248		$-	$79,553
Special mention	-		-		-		-		-		-		-	-
Substandard	-		-		1,385		470		-		6,983		-	8,838
Total	$6,051		$29,392		$3,495		$9,102		$11,120		$29,231		$-	$88,391
Current period gross charge offs	$-		$-		$-		$-		$-		$-		$-	$-
Construction and land development
Risk rating
Pass	$1,016		$1,842		$-		$-		$390		$-		$-	$3,248
Special mention	-		-		-		-		-		-		-	-
Substandard	-		-		-		-		-		-		-	-
Total	$1,016		$1,842		$-		$-		$390		$-		$-	$3,248
Multifamily
Risk rating
Pass	$-		$-		$-		$-		$-		$14,745		$-	$14,745
Special mention	-		-		-		-		-		-		-	-
Substandard	-		-		-		-		-		-		-	-
Total	$-		$-		$-		$-		$-		$14,745		$-	$14,745
Single family Sr. Lien
Risk rating
Pass	$-		$-		$-		$-		$-		$161		$555	$716
Special mention	-		-		-		-		-		-		-	-
Substandard	-		-		-		-		-		-		-	-
Total	$-		$-		$-		$-		$-		$161		$555	$716
Single family Jr. Lien
Risk rating
Pass	$-		$-		$-		$-		$-		$-		$520	$520
Special mention	-		-		-		-		-		-		-	-
Substandard	-		-		-		-		-		-		-	-
Total	$-		$-		$-		$-		$-		$-		$520	$520
Single family HELOC
Risk rating
Pass	$-		$-		$-		$-		$-		$-		$368	$368
Special mention	-		-		-		-		-		-		-	-
Substandard	-		-		-		-		-		-		-	-
Total	$-		$-		$-		$-		$-		$-		$368	$368
Consumer
Risk rating
Pass	$-	$-	$-		$-		$-		$-		$-		$4,612	$4,612
Special mention	-		-		-		-		-		-		-	-
Substandard	-	-	-		-		-		-		-		833	833
Total	$-		$-		$-		$-		$-		$-		$5,445	$5,445
Current period gross charge offs	$-		$-		$-		$-		$-		$-		$2,480	$2,480
Current period gross recoveries	$-		$-		$-		$-		$-		$-		$13	$13
Total Loans
Risk rating
Pass	$184,480		$228,902	-	$183,149	-	$145,369		$80,427	-	$167,456	-	$24,783	$1,014,566
Special mention	-		-	-	-	-	1,190	-	-	-	852	-	-	2,042
Substandard	-		4,937	-	4,018	-	10,785	-	1,410	-	31,239	-	2,833	55,222
Total	$184,480		$233,839		$187,167		$157,344		$81,837		$199,547		$27,616	$1,071,830

As of December 31, 2025	Term Loans Amortized Cost Basis by Origination Year											Revolving Loans
(Dollars in thousands)	2025	2024		2023		2021		2020		Prior		Amortized Cost Basis	Total
Commercial and industrial
Risk rating
Pass	$34,205	$9,660		$6,291		$4,682		$391		$1,677		$22,137	$79,043
Special mention	-	311		490		-		-		-		-	801
Substandard	372	-		-		-		-		-		-	372
Total	$34,577	$9,971		$6,781		$4,682		$391		$1,677		$22,137	$80,216
Current period gross charge offs	$124	$241		$116		$46		$-		$-		$-	$527
Current period gross recoveries	$-	$16		$-		$18		$-		$-		$-	$34
Commercial real estate - non-owner occupied
Risk rating
Pass	$169,580	$169,501		$147,399		$76,061		$52,361		$95,284		$-	$710,186
Special mention	-	764		-		650		238		1,671		-	3,323
Substandard	-	-		3,951		12,489		9,297		11,319		-	37,056
Total	$169,580	$170,265		$151,350		$89,200		$61,896		$108,274		$-	$750,565
Current period gross charge offs	$-	$-		$-		$649		$741		$620		$-	$2,010
Current period gross recoveries	$-	$-		$-		$-		$24		$80		$-	$104
Commercial real estate - owner occupied
Risk rating
Pass	$29,330	$3,076		$9,416		$12,672		$18,435		$17,540		$-	$90,469
Special mention	-	-		3,127		-		-		-		-	3,127
Substandard	-	486		494		-		-		-		-	980
Total	$29,330	$3,562		$13,037		$12,672		$18,435		$17,540		$-	$94,576
Current period gross charge offs	$-	$138		$-		$-		$174		$-		$-	$312
Construction and land development
Risk rating
Pass	$1,898	$-		$-		$390		$-		$-		$-	$2,288
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$1,898	$-		$-		$390		$-		$-		$-	$2,288
Multifamily
Risk rating
Pass	$-	$-		$-		$-		$-		$18,950		$-	$18,950
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$18,950		$-	$18,950
Single family Sr. Lien
Risk rating
Pass	$-	$-		$-		$-		$-		$164		$562	$726
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$164		$562	$726
Single family Jr. Lien
Risk rating
Pass	$-	$-		$-		$-		$-		$-		$131	$131
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$-		$131	$131
Single family HELOC
Risk rating
Pass	$-	$-		$-		$-		$-		$-		$459	$459
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		-	-
Total	$-	$-		$-		$-		$-		$-		$459	$459
Consumer
Risk rating
Pass	$-	$-		$-		$-		$-		$-		$10,504	$10,504
Special mention	-	-		-		-		-		-		-	-
Substandard	-	-		-		-		-		-		854	854
Total	$-	$-		$-		$-		$-		$-		$11,358	$11,358
Current period gross charge offs	$-	$-		$-		$-		$-		$-		$384	$384
Current period gross recoveries	$-	$-		$-		$-		$-		$-		$5	$5
Total Loans
Risk rating
Pass	$235,013	$182,237	-	$163,106	-	$93,805		$71,187	-	$133,615	-	$33,793	$912,756
Special mention	-	1,075	-	3,617	-	650	-	238	-	1,671	-	-	7,251
Substandard	372	486	-	4,445	-	12,489	-	9,297	-	11,319	-	854	39,262
Total	$235,385	$183,798		$171,168		$106,944		$80,722		$146,605		$34,647	$959,269

Collateral Dependent Loans

A loan is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Collateral-dependent loans do not share risk characteristics with other loans and therefore are individually evaluated for purposes of calculating the allowance for credit losses. The Company has elected to apply the practical expedient under ASC 326 which permits an entity to estimate credit losses based on the fair value of collateral when: (i) the borrower is experiencing financial difficulty, and (ii) repayment is expected to be provided substantially through the sale or operating of the collateral. Fair value estimates for collateral dependent loans are generally based on the current market value or the “as is” value of the collateral derived from recently received and reviewed appraisals from third-party providers. If repayment is dependent on the sale of the collateral, then the fair value used to measure the allowance for credit losses is adjusted for the costs to sell.

The following tables present the amortized cost basis of collateral-dependent loans by collateral type as of the dates indicated:

	Types of Collateral
September 30, 2026		Retail
(Dollars in thousands)		Shopping	Business	Residential
	Hotel / Motel	Center	Assets	Real Estate	Other	Total

Commercial and industrial	$-	$-	$2,880	1,376	$-	$4,256
Commercial real estate - non-owner occupied	30,695	-	-		-	30,695
Commercial real estate - owner occupied	-	470	-	6,772	698	7,940
	$30,695	$470	$2,880	$8,148	$698	$42,891

	Types of Collateral
December 31, 2025		Retail
(Dollars in thousands)		Shopping	Business	Residential
	Hotel / Motel	Center	Assets	Real Estate	Other	Total

Commercial and industrial	$-	$-	$372	$-	$-	$372
Commercial real estate - non-owner occupied	27,200	-	3,589	-	-	30,789
Commercial real estate - owner occupied	494	-	-	-	486	980
	$27,694	$-	$3,961	$-	$486	$32,141

The following tables present the amortized cost basis of collateral-dependent loans by loan portfolio segment and the related allowance assigned as of the dates indicated:

September 30, 2026	Collateral Dependent Loans
(Dollars in thousands)	With a Related	Without a Related	Related
	Allowance	Allowance	Allowance
Commercial and industrial	$3,911	$345	$1,080
Commercial real estate - non-owner occupied	13,423	17,272	1,066
Commercial real estate - owner occupied	7,242	698	1,017
Construction and land development	-	-	-

December 31, 2025	Collateral Dependent Loans
(Dollars in thousands)	With a Related	Without a Related	Related
	Allowance	Allowance	Allowance
Commercial and industrial	$-	$372	$-
Commercial real estate - non-owner occupied	14,034	16,755	1,161
Commercial real estate - owner occupied	494	486	26
Construction and land development	-	-	-
Multifamily	-	-	-

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

The following tables present, by portfolio segment, the changes in the allowance for credit losses for the three- and nine-month periods indicated:

	Allowance for Credit Losses
	Balance,						Balance,
(Dollars in thousands)	July 1,	Provision for	Amounts		Amounts		September 30,
	2026	Credit Losses	Charged Off		Recovered		2026
Commercial and industrial	$1,480	$(3)	$-	-	$3	-	$1,480
Commercial real estate - non-owner occupied	9,157	778	(134)	-	33	-	9,834
Commercial real estate - owner occupied	574	-	-	-	-	-	574
Construction and land development	132	-	-	-	-	-	132
Multifamily	56	-	-	-	-	-	56
Single Family Sr. Lien	1	-	-	-	-	-	1
Single Family Jr. Lien	-	-	-	-	-	-	-
Single Family HELOC	2	-	-	-	-	-	2
Consumer	1,016	1,842	(1,011)	-	9	-	1,856
	$12,418	$2,617	$(1,145)		$45		$13,935

	Allowance for Credit Losses
	Balance,				Balance,
(Dollars in thousands)	January 1,	Provision for	Amounts	Amounts	September 30,
	2026	Credit Losses	Charged Off	Recovered	2026
Commercial and industrial	$378	$1,217	$(118)	$3	$1,480
Commercial real estate - non-owner occupied	7,214	3,762	(1,177)	35	9,834
Commercial real estate - owner occupied	628	(54)	-	-	574
Construction and land development	164	(32)	-	-	132
Multifamily	42	14	-	-	56
Single Family Sr. Lien	2	(1)	-	-	1
Single Family Jr. Lien	1	(1)	-	-	-
Single Family HELOC	4	(2)	-	-	2
Consumer	1,457	2,866	(2,480)	13	1,856
	$9,890	$7,769	$(3,775)	$51	$13,935

	Allowance for Credit Losses
	Balance,				Balance,
(Dollars in thousands)	July 1,	Provision for	Amounts	Amounts	September 30,
	2025	Credit Losses	Charged Off	Recovered	2025
Commercial and industrial	$365	$381	$(365)	$-	$381
Commercial real estate - non-owner occupied	7,701	779	(199)	-	8,281
Commercial real estate - owner occupied	678	80	(137)	-	621
Construction and land development	100	56	-	-	156
Multifamily	60	(10)	-	-	50
Single Family Sr. Lien	4	(1)	-	-	3
Single Family Jr. Lien	7	(4)	-	-	3
Single Family HELOC	4	-	-	-	4
Consumer	286	926	(137)	3	1,078
	$9,205	$2,207	$(838)	$3	$10,577

	Allowance for Credit Losses
	Balance,				Balance,
(Dollars in thousands)	January 1,	Provision for	Amounts	Amounts	September 30,
	2025	Credit Losses	Charged Off	Recovered	2025
Commercial and industrial	$496	$412	$(527)	$-	$381
Commercial real estate - non-owner occupied	7,837	2,100	(1,735)	79	8,281
Commercial real estate - owner occupied	537	222	(138)	-	621
Construction and land development	49	107	-	-	156
Multifamily	39	11	-	-	50
Single Family Sr. Lien	33	(30)	-	-	3
Single Family Jr. Lien	14	(11)	-	-	3
Single Family HELOC	11	(7)	-	-	4
Consumer	98	1,192	(216)	4	1,078
	$9,114	$3,996	$(2,616)	$83	$10,577

The Company had gross loan charge offs of $1.1 million during the three months ended September 30, 2026, comprised of commercial real estate - non-owner occupied and consumer loans. Comparatively, the Company had gross loan charge offs of $838 thousand during the three months ended September 30, 2025 comprised of commercial and industrial, commercial real estate, and consumer loans. Gross loan charges offs for the nine months ended September 30, 2026 and 2025 were $3.8 million and $2.6 million, respectively comprised of commercial and industrial, commercial real estate - non-owner occupied, commercial real estate - owner occupied (2025 only), and consumer loans.

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

The following table presents the amortized cost basis of loans held for investment that were modified during the period for borrowers experiencing financial difficulty by loan portfolio segment:

Amortized Cost Basis at September 30, 2026
(Dollars in thousands)			Combination:
			Interest Rate		% of Total Class
	Term	Interest Rate	Reduction and		of Financing
	Extension	Reduction	Term Extension	Total	Receivable
Commercial real estate - non-owner occupied	$-	$-	$-	$-	0.0%

Amortized Cost Basis at September 30, 2025
(Dollars in thousands)			Combination:
			Interest Rate		% of Total Class
	Term	Interest Rate	Reduction and		of Financing
	Extension	Reduction	Term Extension	Total	Receivable
Commercial real estate - non-owner occupied	$-	$-	$3,287	$3,287	0.4%

The financial effects of the term extensions in the table above added a weighted-average of 5.0 years to the life of the loans, which also reduced the monthly payment amounts for the borrowers.

The performance of these modified loans is monitored for twelve months following the modification. As of September 30, 2026 and 2025, all modified loans were on nonaccrual status and performing under their respective modified terms. The Company had no commitments to lend additional funds to borrowers experiencing financial difficulty whose loan terms were modified.

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

There were no sale and leaseback transactions or leveraged leases as of September 30, 2026 or December 31, 2025. There were no leases that had not commenced as of September 30, 2026.

Below is a summary of the operating lease right-of-use asset and related lease liability, as well as the weighted average lease term (in years), weighted average discount rate and total rent expense as of the dates and periods indicated.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Right-of-use asset	$4,637	$5,297
Lease liability	$5,191	$5,757
Weighted average remaining lease term (in years)	4.9	6.1
Weighted average discount rate (annualized)	4.55%	4.58%

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Rent expense	$220	$220	$660	$656
Cash paid for operating lease liabilities	$265	$263	$796	$787

At September 30, 2026, future minimum payments for operating leases are payable as follows:

(Dollars in thousands)
Years ending December 31:
2026	$254
2027	1,037
2028	1,118
2029	1,129
2030	1,038
Thereafter	1,318
Total lease payments	$5,894
Less: imputed interest	(703)
Present value of lease liability	$5,191

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

The fair value of the servicing asset is calculated for each loan using the following valuation variables:

•

Servicing fee: This is the amount of the fee charged to a third-party buyer to service the loan. It is generally one percent (1.0%) of the loan balance for SBA loans and two percent (2.0%) for USDA loans on a declining basis as the loan repays principal.

•	Prepayment assumption: This is an estimate of the repayment speed of the loan using a constant prepayment rate (“CPR”) based on pools of similar government guaranteed loans.

•	Servicing costs: The servicing costs are the expected cost of administering a loan after it has been sold, and they are deducted from the servicing fee when estimating the net income stream.

•	Internal rate of return: The internal rates of return (IRR) are the pre-tax yield rates used to discount the expected future cash flow stream from servicing the government guaranteed loan portfolios.

The loan servicing asset is amortized over the period of estimated servicing income, generally five to seven years, with the amortization recorded against loan servicing fee income.

The balance of loans owned by third parties that are being serviced by the Company was $1.2 billion and $1.0 billion as of September 30, 2026 and December 31, 2025, respectively.

The following table presents a reconciliation of loan servicing right assets as of the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Balance, beginning of period	$11,140	$8,976
Additions - servicing right assets related to loans sold	5,998	7,798
Reductions - write-off of servicing right assets	-	-
Reductions - amortization and early payoff	(4,638)	(5,634)
Balance, end of period	$12,500	$11,140

In the event of an early repayment of a serviced loan, the unamortized balance of the loan servicing asset for that loan is charged off against loan servicing fee income.

The aggregate balance of loan servicing rights is evaluated for impairment to ensure that the recorded balance is at the lower of amortized cost or fair value. There was no allowance for impairment recorded as of September 30, 2026 or December 31, 2025.

Note 6. Deposits

At September 30, 2026 and December 31, 2025, time deposits amounted to $632.6 million and $568.6 million, respectively. Interest expense on time deposits amounted to $5.8 million and $5.1 million for the three months ended September 30, 2026 and 2025, respectively. Interest expense on time deposits amounted to $17.6 million and $14.2 million for the nine months ended September 30, 2026 and 2025, respectively.

The scheduled maturities of time deposits at September 30, 2026, are as follows:

(Dollars in thousands)	Time Deposit Maturities
	Less Than $250,000	$250,000 or more
2026	$149,943	$12,799
2027	340,261	17,095
2028	78,206	6,185
2029	21,632	-
2030	6,266	251
Maturing thereafter	-	-
Total time deposits	$596,308	$36,330

GBank had $120.1 million and $105.7 million of brokered certificates of deposit as of September 30, 2026 and December 31, 2025, respectively, having terms between nine months and five years.

The aggregate amount of demand deposit overdrafts that were reclassified as loans was $28 thousand at September 30, 2026, compared to $62 thousand as of December 31, 2025.

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

Subordinated Debt Issued 2021

On December 15, 2021, the Company completed a $20.0 million private placement of 3.875% fixed-to-floating rate subordinated notes due 2031 (the “2021 Notes”). The 2021 Notes are subordinate and junior in right of payment to the prior payment in full of all existing claims of creditors of the Company whether now outstanding or subsequently created, assumed, guaranteed, or incurred (collectively, “Senior Indebtedness”). The 2021 Notes are not secured by any assets of the Company or its wholly-owned banking subsidiary, GBank.

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

The 2021 Notes are intended to qualify as Tier 2 capital for the Company for regulatory capital purposes. Following the issuance of the 2021 notes, the Company invested $18.0 million into the Company’s wholly owned subsidiary, GBank. The funds invested into GBank are intended to qualify as Tier 1 capital of GBank.

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

The Company recorded interest expense on subordinated debt issuances totaling $422 thousand for the three months ended September 30, 2026, compared to $285 thousand for the three months ended September 30, 2025, and $1.4 million for the nine months ended September 30, 2026 compared to $833 thousand for the nine months ended September 30, 2025. Accrued interest on subordinated debt totaled $401 thousand as of September 30, 2026, compared to $166 thousand accrued as of December 31, 2025.

Lines of Credit

The Company has a line of credit available from the Federal Home Loan Bank of San Francisco (the “FHLB”). The unused borrowing capacity at September 30, 2026 and December 31, 2025 with the FHLB, as collateralized by qualifying securities and pledged loans, was $68.2 million and $88.7 million, respectively. The balance on the line was $60.0 million at September 30, 2026 compared to $100 thousand at December 31, 2025. At September 30, 2026, the balance consisted of two $30.0 million advances. One advance matured on November 4, 2026. The other is a Variable Rate Credit (VRC) Open advance, which has no fixed maturity and automatically renews each day at a variable rate.

The Company also has unsecured lines of credit with other correspondent banks totaling $40.0 million at September 30, 2026 and December 31, 2025. No draws have been made on these lines of credit and no balances were outstanding as of September 30, 2026 or December 31, 2025.

Other Borrowing Arrangements

GBank is approved to pledge loans and investment securities as collateral under the Federal Reserve Bank of San Francisco’s Borrower-In-Custody (“BIC”) Program. As of September 30, 2026, the Company had pledged loans and investment securities with an approximate carrying value of $608.0 million to the BIC Program and had unused borrowing capacity of $319.3 million. Comparatively, the Company had pledged loans and investment securities with an approximate carrying value of $633.1 million to the BIC Program and had unused borrowing capacity of $351.3 million at December 31, 2025. The balance outstanding under the BIC Program was zero as of September 30, 2026, compared to $1 thousand as of December 31, 2025.

The Company had $60 million of short-term borrowings outstanding as of September 30, 2026 compared to $371 thousand at December 31, 2025.

Note 8. Stockholders' Equity and Earnings Per Share

Authorized Shares

The Company is authorized to issue three classes of shares: preferred stock, voting common stock, and nonvoting common stock. The Company had no preferred shares outstanding as of September 30, 2026 or December 31, 2025. The Company’s non-voting common stock and voting common stock share equally in dividends and residual net assets on a per share basis, and have identical rights and privileges, with the exception of voting rights. As of September 30, 2026 and December 31, 2025, the Company had 231,508 shares of nonvoting common stock issued and outstanding relating to the acquisition of a nonvoting equity interest in BankCard Services LLC

("BCS") during the second quarter of 2024. Earnings per share amounts, as well as the balance of common stock issued and outstanding on the consolidated balance sheets, reflect both voting and nonvoting common shares.

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

The computation of earnings per share is provided in the table below for the three and nine-month periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income available to common stockholders	$3,853	$4,308	$10,630	$13,533
Weighted average shares outstanding (basic)	14,506,374	14,280,165	14,464,188	14,269,955
Effect of dilutive stock options	-	118,394	836	115,667
Effect of dilutive restricted stock	25,834	126,863	47,545	124,334
Weighted average shares outstanding (diluted)	14,532,208	14,525,422	14,512,569	14,509,956
Basic earnings per share	$0.27	$0.30	$0.73	$0.95
Diluted earnings per share	$0.27	$0.30	$0.73	$0.93
Anti-dilutive stock options excluded from
the computation of earnings per share	85,000	40,000	85,000	40,000

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

On April 23, 2026, the federal banking agencies finalized changes to the CBLR framework by reducing the required leverage ratio from 9.0% to 8.0%. This change became effective on July 1, 2026.

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

•
Tier 1 Capital Leverage ratio greater than 8.00%;
•
Less than $10.0 billion in average total consolidated assets;
•
Off-balance-sheet exposures of 25% or less of total consolidated assets;
•
Trading assets plus trading liabilities of 5% or less of total consolidated assets; and
•
Not an advanced approaches banking organization.

As of September 30, 2026 and December 31, 2025, the Company and GBank were in compliance with the CBLR requirements. The table below presents a summary of the main components and requirements of the CBLR:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Bank Tier 1 Capital Leverage Ratio	13.37%	13.42%
Average Total Consolidated Assets	$1,441,803	$1,331,466
Off-Balance-Sheet Exposures	$102,463	$91,804
Ratio of Off-Balance-Sheet Exposures to Total Assets	7.06%	6.77%
Trading Assets	None	None
Advanced Approaches Banking Organization	No	No

Actual and required capital amounts and ratios for GBank, on a bank-only basis, are presented in the table below as of the dates indicated.

	Actual		Required for Capital Adequacy Purposes under the CBLR Framework
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2026
Community Bank Leverage Ratio	$192,781	13.37%	$115,344	8.00%

December 31, 2025
Community Bank Leverage Ratio	$178,715	13.42%	$119,832	9.00%

Additionally, State of Nevada banking regulations restrict distribution of the net assets of the Company. These regulations require the sum of the Company’s stockholders’ equity and allowance for credit losses to be at least six percent of the average of the Company’s total daily deposit liabilities for the preceding sixty days. As a result of these regulations, $69.9 million and $68.2 million of the Company’s stockholders’ equity was restricted as of September 30, 2026 and December 31, 2025, respectively.

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

A summary of the contractual amounts of the Company’s exposure to off-balance-sheet risk is as follows as of the dates indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Commitments to extend credit (1)	$101,666	$91,057
Credit card commitments	$109,835	$116,585
Standby letters of credit (2)	797	747
	$212,298	$208,389

(1)
Includes unsecured commitments of $1.4 million and $3.1 million as of September 30, 2026 and December 31, 2025, respectively.
(2)
Includes cash secured standby letters of credit of $797 thousand and $747 thousand as of September 30, 2026 and December 31, 2025.

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

GBank calculates estimated credit losses for off-balance-sheet credit exposures which are not unconditionally cancellable on a collective (pool) basis, with these pools mirroring the segments used for the calculation of the allowance for credit losses for loans, as these unfunded commitments share similar risk characteristics with the loan portfolio segments. The allowance for credit losses related to off-balance-sheet commitments was $71 thousand and $57 thousand as of September 30, 2026 and December 31, 2025, respectively, and is recorded in other liabilities on the consolidated balance sheets. The Company reported a provision for credit losses for off-balance-sheet commitments of $29 thousand for the three months ended September 30, 2026 compared to a provision for credit losses related to off-balance-sheet commitments of $12 thousand for the three months ended September 30, 2025. The Company reported a provision for credit losses for off-balance-sheet commitments of $14 thousand for the nine months ended September 30, 2026 compared to a provision for credit losses related to off-balance-sheet commitments of $36 thousand for the nine months ended September 30, 2025. The provision for credit losses related to off-balance-sheet commitments is recorded within the provision for credit losses on the consolidated statements of income.

Financial Instruments with Concentrations of Credit Risk

The Company’s loan portfolio is concentrated in commercial real estate loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 80%. Commercial real estate loans accounted for 90% and 88% of total loans at September 30, 2026 and December 31, 2025, respectively. No other loan classification exceeded 10% of the loan portfolio at September 30, 2026 or December 31, 2025.

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers in its local market area of Nevada, California, Utah, and Arizona, and to customers located throughout the United States through the Company’s nationwide government guaranteed loan programs.

Loans secured by commercial real estate, residential real estate, or other property are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers. Unsecured loans accounted for less than 1% of total gross loans at September 30, 2026 and December 31, 2025.

At September 30, 2026, the Company’s loan portfolio included loans and loan commitments in over forty states. The following table sets forth the dispersion of loan principal balances and related commitments (undisbursed loan proceeds) for the states having at least five percent of the total loan principal balances and commitments outstanding:

(Dollars in thousands)	September 30, 2026
	Amounts	Percentage
Nevada	$245,192	19.78%
North Carolina	182,614	14.73%
Ohio	85,958	6.93%
Illinois	72,638	5.86%
Texas	79,634	6.42%
Indiana	68,397	5.52%
Other	505,271	40.76%
Total Principal Balances and Commitments	$1,239,704	100.00%

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

Executive Agreements

The Company has entered into agreements with its key employees stating that, in the event the Company terminates the employment of these officers without cause or upon change in control of the Company, the Company may be liable for the employees’ salary for a period of time as outlined in the agreements. There was $257 thousand accrued as of September 30, 2026 and $289 thousand as of December 31, 2025.

Other Commitments

During the second quarter of 2022, the Company entered into a Limited Partnership Agreement with a venture capital fund under which the Company has committed up to $2.0 million in capital contributions to the partnership. The Company is a limited partner of the partnership with no controlling financial interests. Capital contributions are expected to be made through 2027. The Company had made capital contributions to the venture capital fund totaling $1.3 million as of September 30, 2026 and $1.1 million as of December 31, 2025, with this balance included in other assets on the consolidated balance sheets.

Note 11. Income Taxes

Income tax expense was $1.0 million for the three months ended September 30, 2026, a decrease of $274 thousand compared to $1.3 million for three months ended September 30, 2025. Income tax expense was $2.8 million for the nine months ended September 30, 2026, a decrease of $1.2 million compared to $4.0 million for the nine months ended September 30, 2025. The effective tax rate for the three and nine months ended September 30, 2026 was 20.7% and 20.6%, respectively, compared to 22.7% and 22.6% for the three and nine months ended September 30, 2025, respectively. Income tax expense and the effective tax rate for the nine months ended September 30, 2026 were impacted by certain discrete items related to stock option exercises executed during the first quarter of 2026 totaling $800 thousand, or $192 thousand tax-effected.

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

There were no transfers between Levels 1, 2, and 3 during the nine months ended September 30, 2026 or the year ended December 31, 2025.

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

The table below presents the balance of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

		Fair Value Measurements at September 30, 2026 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale debt securities:
Mortgage-backed U.S. government agencies	$110,493	$-	$110,493	$-
Other mortgage-backed securities	4,065	-	4,065
Total	$114,558	$-	$114,558	$-

		Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale debt securities:
Mortgage-backed U.S. government agencies	$66,418	$-	$66,418	$-
Other mortgage-backed securities	4,620	-	4,620	-
Total	$71,038	$-	$71,038	$-

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

The table below presents the balance of financial assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of the dates indicated:

		Fair Value Measurements at September 30, 2026 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Commercial real estate - non-owner occupied	$12,357	$-	$-	$12,357
Commercial real estate - owner occupied	6,225	-	-	6,225
Commercial and industrial	2,831			2,831
Other real estate owned:		-	-	-
Commercial real estate - non-owner occupied	1,800	-	-	1,800
Commercial real estate - owner occupied	8,587	-	-	8,587
Commercial and industrial	540	-	-	540

		Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices In	Significant Other	Significant
(Dollars in thousands)	Carrying Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Commercial real estate - non-owner occupied	$12,873	$-	$-	$12,873
Commercial real estate - owner occupied	468	-	-	468
Other real estate owned:
Commercial real estate - non-owner occupied	1,800	-	-	1,800
Commercial real estate - owner occupied	2,061	-	-	2,061
Commercial and industrial	540	-	-	540

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value as of the dates indicated.

(Dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
September 30, 2026	Estimate	Technique	Input	Range	Average
Assets:
Individually evaluated loans:
Commercial real estate - non-owner occupied	$12,357	Appraisal (1)	Appraisal adjustments (2)	5%-36%	21%
Commercial real estate - owner occupied	6,225	Appraisal (1)	Appraisal adjustments (2)	4%-32%	15%
Commercial and industrial	2,831	Appraisal (1)	Appraisal adjustments (2)	10%-45%	13%
Other real estate owned:
Commercial real estate - non-owner occupied	1,800	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%
Commercial real estate - owner occupied	8,587	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%
Commercial and industrial	540	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%

(Dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
December 31, 2025	Estimate	Technique	Input	Range	Average
Assets:
Individually evaluated loans:
Commercial real estate - non-owner occupied	$12,873	Appraisal (1)	Appraisal adjustments (2)	15%-29%	24%
Commercial real estate - owner occupied	468	Appraisal (1)	Appraisal adjustments (2)	39%-39%	39%
Other real estate owned:
Commercial real estate - non-owner occupied	1,800	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%
Commercial real estate - owner occupied	2,061	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%
Commercial and industrial	540	Appraisal (1)	Appraisal adjustments (2)	10%-10%	10%

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

Carrying amounts and estimated fair values of financial instruments were as follows as of the dates indicated:

		September 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Level	Amount	Fair Value	Amount	Fair Value
Financial instruments - assets
Cash and due from banks	1	$3,504	$3,504	$5,326	$5,326
Interest-bearing deposits with other financial institutions	1	109,836	109,836	192,538	192,538
Investment securities available for sale	2	114,558	114,558	71,038	71,038
Loans held for sale	3	69,727	74,182	46,009	47,676
Loans, net	3	1,057,895	1,037,238	949,379	957,194
Loan servicing assets	3	12,500	22,631	11,140	20,169
Federal Home Loan Bank stock	2	5,797	5,797	5,513	5,513
Accrued interest receivable	2	8,802	8,802	7,840	7,840
Financial instruments - liabilities
Deposits	2	1,163,928	1,062,556	1,142,695	1,122,810
Short-term borrowings	2	60,000	59,940	371	371
Subordinated debt	2	30,354	29,043	26,163	25,559
Accrued interest payable	2	3,255	3,255	3,884	3,884

Note 13. Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the Company’s CODM in deciding how to allocate resources and assess performance. The Company’s CODM was Edward M. Nigro, Executive Chairman and Chief Executive Officer through October 22, 2026, at which time Jeffrey K. Newgard was appointed President and Chief Executive Officer of the Company and was designated as the Company’s CODM. The Company’s CODM monitors the revenue streams and significant expenses of its various products and services, as well as budget to actual results, in assessing the Company’s segments. The evaluation of significant expenses include salaries and employee benefits, data processing, occupancy, and legal and professional fees. Overall, operations are managed, and financial performance is evaluated, on a Company-wide basis using the Company’s consolidated net income to monitor actual results versus budget, in competitive analyses by benchmarking to the Company’s peers, and in decision making pertaining to executive compensation levels, new product decisions, expansion plans, and capital expenditure spending. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable segment.

The following table presents certain information reviewed by management for the three- and nine-month periods presented:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net interest income	$13,614	$12,998	$38,606	$37,280
Provision for credit losses	2,646	2,219	7,783	4,032
Noninterest income	6,726	7,177	23,329	18,023
Noninterest expense	12,821	12,317	40,695	33,619
Provision for income taxes	1,008	1,282	2,772	3,992
Net loss attributable to equity investment	(12)	(49)	(55)	(127)
Net income	3,853	4,308	10,630	13,533

Total Assets	$1,456,591	$1,301,378	$1,456,591	$1,301,378

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents management’s discussion and analysis of the financial condition and results of operations of GBank Financial Holdings Inc. (individually, “GBFH” and collectively with its subsidiaries including GBank, the “Company”). This discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the three- and nine-months ended September 30, 2026 (this “Form 10-Q”) and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2026 (the “2025 Annual Report on Form 10-K”). Results of operations for the periods included in this Form 10-Q are not necessarily indicative of results to be obtained during any future period.

General

GBank Financial Holdings Inc. is a bank holding company headquartered in Las Vegas, Nevada and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Through our wholly owned bank subsidiary, GBank, we operate two full-service commercial branches in Las Vegas, Nevada to provide a broad range of business, commercial and retail banking products and services to small businesses, middle-market enterprises, public entities and affluent individuals in Nevada, California, Utah, and Arizona. Our founding members recognized a need in the greater Las Vegas area for a solutions-oriented, relationship bank focused on middle market companies and real estate entrepreneurs who generally require loans of $200 thousand to $20 million, a size often overlooked or deprioritized by larger financial institutions. GBank was established in 2007 with the goal of helping these underserved clients build and sustain wealth. By combining the relationship-based focus of a community bank with the extensive suite of financial products and services offered by our largest competitors, we believe that we are well-positioned to continue to capitalize on the significant growth opportunities available not only in the greater Las Vegas and Clark County area, but regionally and nationally through our SBA lending and Gaming Fintech initiatives. These activities, together with our two strategically located banking centers, generate a stable source of low-cost core deposits and a diverse loan portfolio with attractive risk-adjusted yields.

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

The following table presents a summary of the Company's earnings and selected performance ratios for the three and nine-month periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Net Income	$3,853	$4,308	$10,630	$13,533
Diluted Earnings Per Share	$0.27	$0.30	$0.73	$0.93
Return on Average Assets	1.06%	1.37%	1.01%	1.52%
Return on Average Equity	8.59%	10.89%	8.16%	12.00%
Net Interest Margin (annualized)	3.95%	4.35%	3.86%	4.37%
Non-Performing Assets to Total Assets	3.72%	2.88%	3.72%	2.88%
Net Charge-Off (Recoveries) to Average Loans (annualized)	0.38%	0.35%	0.46%	0.37%

Financial highlights for the three months ended September 30, 2026 are presented below:

•
Net income of $3.9 million and diluted earnings per share of $0.27, compared to $4.3 million and diluted earnings per share of $0.30 for the third quarter of 2025.
•
Loan growth of 12% since December 31, 2025, resulting in $1.1 billion in on-balance sheet loans as of September 30, 2026.
•
Principal balances of loans sold of $84.5 million compared to principal balances of loans sold of $110.8 million during the three months ended September 30, 2025.
•
Net interchange fees were $281 thousand and $2.4 million for the three months ended September 30, 2026 and 2025, respectively.
•
On-balance sheet guaranteed loans, including loans held for sale and loans held for investment, totaled $234.2 million as of September 30, 2026 compared to $229.7 million at December 31, 2025.
•
Non-performing assets of $54.2 million at September 30, 2026 representing 3.72% of total assets compared to $37.4 million of non-performing assets at December 31, 2025, representing 2.75% of total assets.

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

There have been no material changes to the Company's critical accounting estimates as disclosed in the 2025 Annual Report on Form 10-K.

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

Average balances, interest income or expense, and the interest yield or rate for the Company’s interest-sensitive assets and liabilities are presented in the tables below for the three-month periods presented. Average balances are calculated on a daily basis. The Company had no tax equivalent adjustments for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended
	September 30, 2026			September 30, 2025
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate(2)	Balance	Interest	Rate(2)
ASSETS:
Interest Bearing Deposits With Banks	$107,642	$1,073	3.95%	$97,822	$1,160	4.70%
Investment Securities:
Taxable	117,425	1,400	4.73%	122,158	1,421	4.62%
Loans, Net (1)	1,136,863	21,046	7.34%	960,679	18,919	7.81%
Federal Home Loan Bank Stock	5,797	153	10.47%	5,513	122	8.78%
Total Earning Assets	1,367,727	23,672	6.87%	1,186,172	21,622	7.23%

Cash and Due From Banks	5,772			7,050
Other Assets	70,213			54,801
Total Assets	$1,443,712			$1,248,023

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing Demand	$61,578	425	2.74%	$60,404	320	2.10%
Money Market and Savings	329,477	2,943	3.54%	307,322	2,938	3.79%
Certificates of Deposit	568,012	5,824	4.07%	456,611	5,081	4.41%
Total Interest-Bearing Deposits	959,067	9,192	3.80%	824,337	8,339	4.01%

Short-Term Borrowings	43,978	444	4.01%	-	-	0.00%
Subordinated Debt	30,337	422	5.52%	26,132	285	4.33%
Total Interest-Bearing Liabilities	1,033,382	10,058	3.86%	850,469	8,624	4.02%

Noninterest-bearing Deposits	206,464			217,547
Other Liabilities	25,990			23,115
Stockholders' Equity	177,876			156,892
Total Liabilities & Stockholders' Equity	$1,443,712			$1,248,023

Net Interest Income		$13,614			$12,998

Total Yield on Earning Assets			6.87%			7.23%
Cost on Interest-Bearing Liabilities			3.86%			4.02%
Average Interest Spread			3.01%			3.21%
Net Interest Margin			3.95%			4.35%

(1)
For the three months ended September 30, 2026 and 2025, the average balance of loans, net includes average non-accrual loan balances of $48.7 million and $30.5 million, respectively.
(2)
Annualized on an actual/actual basis.

	For the Nine Months Ended
	September 30, 2026			September 30, 2025
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate(2)	Balance	Interest	Rate(2)
ASSETS:
Interest Bearing Deposits With Banks	$124,989	$3,626	3.88%	$105,457	$3,718	4.71%
Investment Securities:
Taxable	111,283	3,828	4.60%	115,815	4,117	4.75%
Loans, Net(1)	1,094,009	60,097	7.34%	913,143	53,413	7.82%
Federal Home Loan Bank Stock	5,688	444	10.44%	5,179	338	8.73%
Total Earning Assets	1,335,969	67,995	6.80%	1,139,594	61,586	7.23%

Cash and Due From Banks	5,892			6,686
Other Assets	68,963			45,348
Total Assets	$1,410,824			$1,191,628

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits:
Interest-bearing Demand	$68,182	1,444	2.83%	$62,120	991	2.13%
Money Market and Savings	315,221	8,600	3.65%	291,899	8,279	3.79%
Certificates of Deposit	572,351	17,550	4.10%	419,011	14,203	4.53%
Total Interest-Bearing Deposits	955,754	27,594	3.86%	773,030	23,473	4.06%

Short-Term Borrowings	14,825	444	4.00%	-	-	0.00%
Subordinated Debt	29,893	1,351	6.04%	26,113	833	4.26%
Total Interest-Bearing Liabilities	1,000,472	29,389	3.93%	799,143	24,306	4.07%

Noninterest-bearing Deposits	210,611			219,869
Other Liabilities	25,671			21,897
Stockholders' Equity	174,070			150,719
Total Liabilities & Stockholders' Equity	$1,410,824			$1,191,628

Net Interest Income		$38,606			$37,280

Total Yield on Earning Assets			6.80%			7.23%
Cost on Interest-Bearing Liabilities			3.93%			4.07%
Average Interest Spread			2.87%			3.16%
Net Interest Margin			3.86%			4.37%

(1)
For the nine months ended September 30, 2026 and 2025, the average balance of loans, net includes average non-accrual loan balances of $44.1 million and $23.0 million, respectively.
(2)
Annualized on an actual/actual basis.

The following table presents the effects of changing rates and volumes on net interest income for the three and nine-month periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to volume.

	Three Months Ended			Nine Months Ended
	September 30, 2026 vs. September 30, 2025			September 30, 2026 vs. September 30, 2025
	Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Deposits With Banks	$116	$(203)	$(87)	$689	$(781)	$(92)
Investment Securities:
Taxable	(55)	34	(21)	(161)	(128)	(289)
Loans, Net	3,470	(1,343)	2,127	10,579	(3,895)	6,684
Federal Home Loan Bank Stock	6	25	31	33	73	106
Total Interest Income	3,537	(1,487)	2,050	11,140	(4,731)	6,409

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest-bearing Demand	6	99	105	97	356	453
Money Market and Savings	212	(207)	5	661	(340)	321
Certificates of Deposit	1,240	(497)	743	5,198	(1,851)	3,347
Total Interest-Bearing Deposits	1,458	(605)	853	5,956	(1,835)	4,121

Short-Term Borrowings	-	444	444	-	444	444
Subordinated Debt	46	91	137	121	397	518
Total Interest Expense	1,504	(70)	1,434	6,077	(994)	5,083

NET INTEREST INCOME	$2,033	$(1,417)	$616	$5,063	$(3,737)	$1,326

For the nine months ended September 30, 2026, interest income was $68.0 million, an increase of $6.4 million, compared to $61.6 million for the nine months ended September 30, 2025. For the three months ended September 30, 2026, interest income was $23.7 million, an increase of $2.1 million, compared to $21.6 million for the three months ended September 30, 2025. The increases in interest income when comparing the three and nine-month periods ended September 30, 2026 to the same periods in 2025 are primarily due to increases in average interest-earning assets, partially offset by yield reductions on adjustable-rate loans, securities, and other liquid assets. The yield reductions resulted from the cumulative 75 basis point reduction in the target federal funds rate between September and December 2025, which lowered rates on the Company’s variable-rate loan portfolio, partially offset by the 25 basis point increase in September 2026.

Interest expense was $29.4 million for the nine months ended September 30, 2026, an increase of $5.1 million, compared to $24.3 million for the nine months ended September 30, 2025. Interest expense was $10.1 million for the three months ended September 30, 2026, an increase of $1.4 million when compared to $8.6 million for the three months ended September 30, 2025. The increase in interest expense when comparing the three and nine months ended September 30, 2026 to the same periods in 2025 was driven by increases in average interest-bearing liabilities to fund asset growth.

For the nine months ended September 30, 2026, the Company's net interest margin decreased to 3.86% compared to 4.37% for the same period in 2025. For the third quarter of 2026, the Company's net interest margin decreased to 3.95%, compared to 4.35% for the third quarter of 2025. The decrease in net interest margin for the three and nine months ended September 30, 2026 when compared to the same periods in 2025 reflects the lower market interest rate environment described above. The yield on average earning assets declined more than the cost of average interest-bearing liabilities, as yields on variable-rate loans and other earning assets repriced downward faster than deposit and borrowing costs. When compared to the second quarter of 2026, the net interest margin increased 17 basis points from 3.78%.

Provision for Credit Losses

The provision for credit losses in each period is reflected as a reduction in earnings for that period and includes amounts related to funded loans and unfunded loan commitments. The provision is equal to the amount required to maintain the ACL at a level that is adequate to absorb estimated lifetime credit losses inherent in the loan portfolio based on remaining contractual maturity, adjusted for estimated prepayments as of each period end. The Company's CECL models incorporate historical experience, current conditions, and reasonable and supportable forecasts in measuring expected credit losses. For the three and nine months ended September 30, 2026, the Company recorded a provision for credit losses of $2.6 million and $7.8 million, respectively, compared to $2.2 million and $4.0 million for the three and nine months ended September 30, 2025, respectively. Additional information regarding the provision for credit losses can be found under the heading Credit Quality, Credit Risk, and Allowance for Credit Losses later in this document.

Noninterest Income

The following table presents the components of total noninterest income.

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Gain on sale of loans	$4,701	$3,592	$1,109	30.9
Loan servicing income	1,311	762	549	72.0
Service charges and fees	59	60	(1)	(1.7)
Net interchange fees	281	2,406	(2,125)	(88.3)
Other income	374	357	17	4.8
Total noninterest income	$6,726	$7,177	$(451)	(6.3)

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Gain on sale of loans	$14,035	$8,722	$5,313	60.9
Loan servicing income	3,557	2,215	1,342	60.6
Service charges and fees	203	171	32	18.7
Net interchange fees	4,295	5,944	(1,649)	(27.7)
Other income	1,239	971	268	27.6
Total Noninterest Income	$23,329	$18,023	$5,306	29.4

For the three months ended September 30, 2026, noninterest income totaled $6.7 million, compared to noninterest income $7.2 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, noninterest income totaled $23.3 million, compared to noninterest income of $18.0 million for the nine months ended September 30, 2025.

Gain on sale of loans totaled $4.7 million for the third quarter of 2026, compared to $3.6 million for the third quarter of 2025. Gain on sale of loans totaled $14.0 million for the nine months ended September 30, 2026, compared to $8.7 million for the nine months ended September 30, 2025. The increases in gain on sale of loans for the three and nine months ended September 30, 2026 were due to more favorable secondary market pricing in 2026. Loans sold totaled $84.5 million during the three months ended September 30, 2026, compared to $110.8 million during the same period in 2025.

Loan servicing income increased $549 thousand from $762 thousand for the three months ended September 30, 2025 to $1.3 million for the three months ended September 30, 2026. Loan servicing income totaled $3.6 million for the nine months ended September 30, 2026, compared to $2.2 million for the nine months ended September 30, 2025. The increase in loan servicing income was the result of higher average balances of loans serviced by the Company during 2026.

Service charges and fees totaled $59 thousand and $203 thousand for the three and nine months ended September 30, 2026, respectively, compared to $60 thousand and $171 thousand for the three months and nine months ended September 30, 2025, respectively. The increases in service charges and fees in 2026 were largely driven by a higher volume of wire transfer fees in 2026.

Net interchange fees totaled $281 thousand for the three months ended September 30, 2026, compared to $2.4 million for the three months ended September 30, 2025. Net interchange fees totaled $4.3 million for the nine months ended September 30, 2026, compared to $5.9 million for the same period in 2025. The decrease in net interchange fees when comparing the three and nine months ended September 30, 2026 to the same periods in 2025 was attributable to a decline in transaction volume within GBank’s Visa Signature® Card product, following the decision by several large sports betting operators to discontinue the use of credit cards as a funding source.

Other income increased $268 thousand from $971 thousand for the nine months ended September 30, 2025 to $1.2 million for the nine months ended September 30, 2026 due to an increase in bank owned life insurance income resulting from a bank owned life insurance purchase of $15.0 million during the third quarter of 2025.

Noninterest Expense

The following tables present the components of total noninterest expense.

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Salaries and employee benefits	$7,892	$6,589	$1,303	19.8
Data processing	1,930	1,637	293	17.9
Occupancy expense	491	418	73	17.5
Legal and professional fees	735	644	91	14.1
Loan related costs	331	576	(245)	(42.5)
Audits and exams	216	262	(46)	(17.6)
Advertising and marketing	286	1,141	(855)	(74.9)
FDIC insurance	156	134	22	16.4
Credit card fraud loss	80	257	(177)	n/a
Other	704	659	45	6.8
Total Noninterest Expense	$12,821	$12,317	$504	4.1

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Salaries and employee benefits	$21,450	$19,224	$2,226	11.6
Data processing	5,348	4,375	973	22.2
Occupancy expense	1,300	1,210	90	7.4
Legal and professional fees	1,737	1,915	(178)	(9.3)
Loan related costs	1,743	1,290	453	35.1
Audits and exams	907	1,157	(250)	(21.6)
Advertising and marketing	1,512	1,876	(364)	(19.4)
FDIC insurance	468	385	83	21.6
Credit card fraud loss	4,344	287	4,057	n/a
Other	1,886	1,900	(14)	(0.7)
Total Noninterest Expense	$40,695	$33,619	$7,076	21.0

For the three months ended September 30, 2026, noninterest expense increased 4.1% to $12.8 million, compared to $12.3 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, noninterest expense increased 21.0% to $40.7 million, compared to $33.6 million for the nine months ended September 30, 2025.

Salaries and employee benefits increased $1.3 million, or 19.8%, from $6.6 million for the three months ended September 30, 2025 to $7.9 million for the three months ended September 30, 2026. Salaries and employee benefits increased $2.2 million, or 11.6%, from $19.2 million for the nine months ended September 30, 2025 to $21.5 million for the nine months ended September 30, 2026.

Data processing expense increased $293 thousand, or 17.9%, from $1.6 million for the three months ended September 30, 2025 to $1.9 million for the three months ended September 30, 2026. Data processing expense increased $974 thousand, or 22.2% from $4.4 million for the nine months ended September 30, 2025 to $5.3 million for the nine months ended September 30, 2026. The year over year increase was due to higher costs from transactional-based charges given the volume increases in loans and deposits over the last twelve months.

Legal and professional fees totaled $1.7 million for the nine months ended September 30, 2026, a decrease of $178 thousand, or 9.3% when compared to $1.9 million for the nine months ended September 30, 2025. Audit and exams expense totaled $907 thousand for the nine months ended September 30, 2026, a decrease of $250 thousand, or 21.6% when compared to $1.2 million for the nine months ended September 30, 2025. The decrease in legal and professional fees and audits and exams expense when comparing the nine months ended September 30, 2026 to the same period in 2025 reflects extraordinary legal, professional, and audit fees associated with the preparation and filing of the registration statement with the SEC on Forms S-1 and S-1/A during the first quarter of 2025.

Loan related costs decreased $245 thousand, or 42.5%, from $576 thousand for the three months ended September 30, 2025 to $331 thousand for the three months ended September 30, 2026. Loan related costs increased $453 thousand, or 35.1% from $1.3 million for the nine months ended September 30, 2025 to $1.7 million for the nine months ended September 30, 2026. The increases in loan related costs in 2026 reflect additional expenses incurred as part of the workout process on nonperforming loans, including past due property taxes and legal fees.

Advertising and marketing expense decreased $364 thousand to $1.5 million during the nine months ended September 30, 2026, compared to $1.9 million during the nine months ended September 30, 2025. The decrease in advertising and marketing expense was largely attributable to marketing and advertising expenses related to the Company's credit card product.

During the first quarter of 2026, the Company identified and charged off $4.2 million of third-party fraud credit card losses related to embedded bot fraud resulting from a direct mail retail credit card campaign undertaken during the second half of 2025. Credit card fraud losses totaled $80 thousand and $4.3 million for the three and nine months ended September 30, 2026, respectively, compared to $257 thousand and $287 thousand for the three and nine months ended September 30, 2025, respectively.

Income Taxes

Income tax expense was $1.0 million for the three months ended September 30, 2026, a decrease of $274 thousand, or 21.4%, when compared to $1.3 million for the three months ended September 30, 2025. Income tax expense was $2.8 million for the nine months ended September 30, 2026, a decrease of $1.2 million or 30.6%, compared to $4.0 million for the nine months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 was 20.7%, compared to 22.7% for the three months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 was 20.6%, compared to 22.6% for the nine months ended September 30, 2025. Fluctuations in income tax expense and the effective tax rate are primarily driven by the timing and magnitude of certain stock-based compensation transactions that generate tax benefits for the Company, as well as changes in pre-tax earnings.

Comparison of Financial Condition – September 30, 2026 and December 31, 2025

Total Assets

Total assets were $1.5 billion at September 30, 2026 and $1.4 billion at December 31, 2025.

Cash and Cash Equivalents

Cash and cash equivalents decreased 43% from $197.9 million at December 31, 2025 to $113.3 million at September 30, 2026 as cash inflows from deposit growth were supplemented by borrowings of $60 million from the Federal Home Loan Bank of San Francisco ("FHLB") to offset cash outflows to fund loan growth and investment purchases during the first nine months of 2026.

Investments

The Company maintains an investment securities portfolio to generate income through interest and potential sales, manage liquidity for funding needs, support interest rate risk management, and meet regulatory requirements for high-quality liquid assets.

The investment securities portfolio is comprised of available for sale securities recorded at fair value which increased $43.5 million from $71.0 million at December 31, 2025 to $114.6 million at September 30, 2026 primarily due to the purchase of $56.9 million of available for sale residential mortgage-backed securities. Unrealized losses on the investment securities portfolio increased from $17 thousand at December 31, 2025 to $4.4 million as of September 30, 2026. Management currently does not have the intent to sell any of the available for sale securities in an unrealized loss position, and management believes that it is not likely that the securities will have to be sold before a recovery of cost. Furthermore, management believes the unrealized losses related to the investment security portfolio as of September 30, 2026 relate primarily to increases in intermediate and long-term market interest rates, particularly during the third quarter of 2026, and are not credit related. Therefore, no allowance for credit losses related to available for sale securities have been recognized or realized as of September 30, 2026 or December 31, 2025.

The following table presents the maturity composition and the weighted average yields of the investment portfolio as of September 30, 2026. Mortgage-backed security maturities are based on paydown trends in the most recent three-month period. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted-average yield is calculated based on the amortized cost of each security.

Maturing
(Dollars in thousands)	One Year		After One Year		After Five Years		After
	or Less		Through Five Years		Through Ten Years		Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
As of September 30, 2026	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities, at fair value:
Residential mortgage-backed securities	$53	1.84%	$21,956	4.10%	$84,870	4.50%	$7,680	4.53%

Loans

Total loans, net of deferred loan costs and unamortized discounts, increased 12% to $1.1 billion at September 30, 2026, compared to $959.3 million at December 31, 2025. Loan originations, including government guaranteed and non-guaranteed commercial loans, totaled $493.0 million during the first nine months of 2026, compared to $469.3 million for the same period in 2025.

The following table presents the ending balance of loans outstanding, by type, as of the dates indicated.

	September 30, 2026		December 31, 2025
(Dollars in thousands)		Percent of		Percent of
	Balance	Total Loans	Balance	Total Loans
Commercial and industrial	$80,766	7.5%	$80,216	8.4%
Commercial real estate - non-owner occupied	877,631	81.9	750,565	78.2
Commercial real estate - owner occupied	88,391	8.2	94,576	9.9
Construction and land development	3,248	0.3	2,288	0.2
Multifamily	14,745	1.4	18,950	2.0
Single Family Sr. Lien	716	0.1	726	0.1
Single Family Jr. Lien	520	0.0	131	0.0
Single Family HELOC	368	0.0	459	0.0
Consumer	5,445	0.6	11,358	1.2
Loans, net	1,071,830	100.0%	959,269	100.0%
Allowance for credit losses	(13,935)		(9,890)
Loans, net of allowance	$1,057,895		$949,379

The Company's three largest loan segments are presented by borrower type in the table below for the periods presented.

	September 30, 2026		December 31, 2025
(Dollars in thousands)		Percent of		Percent of
	Balance	Total Loans	Balance	Total Loans
Commercial and industrial:
General business	$26,639	2.5%	$24,996	2.6%
Services	18,067	1.7	16,107	1.7
Social assistance	14,625	1.4	14,797	1.5
Manufacturing	8,282	0.8	13,426	1.4
Transportation	8,778	0.8	6,439	0.7
Retail	4,375	0.4	4,451	0.5
Total commercial and industrial	$80,766	7.5%	$80,216	8.4%
Commercial real estate - non-owner occupied:				-
Hotel	$797,479	74.4%	$680,914	71.0%
Real Estate Rental	66,395	6.2	67,944	7.1
Food Processing	12,107	1.1	-	-
Other	1,650	0.2	1,707	0.2
Total commercial real estate - non-owner occupied:	$877,631	81.9%	$750,565	78.2%
Commercial real estate - owner occupied:				-
Retail	$30,196	2.8%	$31,932	3.3%
Hotel	22,268	2.1	22,536	2.3
Specialty Trade	6,490	0.6	6,724	0.7
Gas Station	7,251	0.7	6,751	0.7
Real Estate Rental	6,355	0.6	4,635	0.5
Services	4,193	0.4	3,502	0.4
Medical	1,709	0.2	3,763	0.4
Other	9,929	0.9	14,733	1.5
Total commercial real estate - owner occupied	$88,391	8.2%	$94,576	9.9%

The Company continues to expand its national business lines for government guaranteed lending with a focus on the hospitality industry. For the year ended December 31, 2025, the Bank was a leading provider of SBA hotel financing and ranked among the nation’s top originators of SBA 7(a) loans, placing #8 nationwide (Source: "GO SBA Loans"). The balance of guaranteed loans at September 30, 2026 was $164.5 million, representing 15.3% of total loans. Comparatively, at December 31, 2025, the Company had $183.7 million of guaranteed loan balances representing 19.2% of total loans. Including guaranteed loans held for sale, on-balance sheet guaranteed loans totaled $234.2 million at September 30, 2026 and $229.7 million at December 31, 2025.

Net deferred loan costs totaled $10.1 million at September 30, 2026 compared to $10 million at December 31, 2025. Net deferred loan costs represent the costs incurred to originate loans, net of fees paid by the borrower, which are measured and recorded at the date the loan is originated. Unamortized discount totaled $13.3 million at September 30, 2026 compared to $10.9 million at December 31, 2025. The unamortized discount relates to the retained portion of government guaranteed loans and is based on the relative fair value of the retained loan as calculated by an independent consulting firm. Loan costs and discount are amortized over the life of the loan and are recorded as an adjustment to interest income on the loan.

Loans held for sale totaled $69.7 million at September 30, 2026 and consisted of commercial real estate – non-owner occupied, commercial real estate – owner occupied, and commercial and industrial loans. Loans held for sale totaled $46.0 million at December 31, 2025 and consisted of commercial real estate – non-owner occupied, commercial real estate – owner occupied, and commercial and industrial loans. The balance of unguaranteed portions to be retained are reported as held for investment.

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

For more information on the Company’s allowance for credit losses methodology, including the quantitative and qualitative factors used in the calculation, please see "Note 3 – Loans and Allowance for Credit Losses – Loans" within the Notes to the Company's Consolidated Financial Statements.

The following table presents the allowance for credit losses as a percentage of total loans as of the dates indicated:

(In Thousands)
As of September 30, 2026	Total ACL - Loans	Total Loans	% of Total Loans Outstanding	Allowance as a % of Loan Category
Commercial and industrial	$1,480	$80,766	7.5%	1.8%
Commercial real estate - non-owner occupied	$9,834	877,631	81.9	1.1
Commercial real estate - owner occupied	$574	88,391	8.2	0.6
Construction and land development	$132	3,248	0.3	4.1
Multifamily	$56	14,745	1.4	0.4
Single Family Sr Lien	$1	716	0.1	0.1
Single Family Jr Lien	$-	520	0.0	0.0
Single Family HELOC	$2	368	0.0	0.5
Consumer	$1,856	5,445	0.6	34.1
Total	$13,935	$1,071,830	100.0%	1.3%

(In Thousands)
As of December 31, 2025	Total ACL - Loans	Total Loans	% of Total Loans Outstanding	Allowance as a % of Loan Category
Commercial and industrial	$378	$80,216	8.4%	0.5%
Commercial real estate - non-owner occupied	7,214	750,565	78.2	1.0
Commercial real estate - owner occupied	628	94,576	9.9	0.7
Construction and land development	164	2,288	0.2	7.2
Multifamily	42	18,950	2.0	0.2
Single Family Sr Lien	2	726	0.1	0.3
Single Family Jr Lien	1	131	0.0	0.8
Single Family HELOC	4	459	0.0	0.9
Consumer	1,457	11,358	1.2	12.8
Total	$9,890	$959,269	100.0%	1.0%

The allowance for credit losses increased from $9.9 million at December 31, 2025 to $13.9 million at September 30, 2026. The allowance as a percentage of loan balances increased from 1.03% at December 31, 2025 to 1.30% at September 30, 2026. The Company continues to closely monitor asset quality in light of the current economic environment in the U.S. and our market areas including, among other things, the rising market interest rate environment, the lingering inflationary pressures in the United States, evolving U.S. trade and tariff policies, ongoing military conflicts and geopolitical instability. Accordingly, additional provisions for credit losses may be necessary in future periods.

The following table presents non-performing assets and related ratios as of the periods presented.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Non-performing assets:
Total nonaccrual loans	$42,891	$32,141
Loans 90 days past due and accruing	417	854
Total non-performing loans	43,308	32,995
Other real estate owned	10,927	4,401
Total non-performing assets	$54,235	$37,396

Non-performing loans to loans, net of deferred fees and costs	4.04%	3.44%
Nonaccrual loans to loans, net of deferred fees and costs	4.00%	3.35%
ACL to nonaccrual loans	32.49%	30.77%
ACL to gross loans	1.30%	1.03%

The Company had $43.3 million of non-performing loans as of September 30, 2026, compared to $33.0 million of non-performing loans as of December 31, 2025. The increase was driven by $23.3 million of commercial real estate and commercial and industrial loans transferred to nonaccrual status during the first nine months of 2026. These loans are primarily collateralized by hotel/motel properties, business assets, and single-family residential properties. As of September 30, 2026, the balance of non-performing loans was comprised of certain commercial real estate – non-owner occupied, commercial real estate – owner occupied, and commercial and industrial loans, and consumer loans, of which $25.5 million is guaranteed by the SBA. Included in the balance of non-performing loans as of September 30, 2026 are $32.3 million of individually evaluated loans with specific credit loss reserves of $4.5 million assigned. As of December 31, 2025, the balance of non-performing loans was comprised of certain commercial real estate – non-owner occupied, commercial real estate – owner occupied, commercial and industrial loans, and consumer loans totaling $33.0 million, of which $24.8 million is guaranteed by the SBA. Included in the balance of non-performing loans as of December 31, 2025 are $14.5 million of individually evaluated loans with specific credit loss reserves of $1.2 million assigned.

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

The Company held $10.9 million of other real estate owned as of September 30, 2026 compared to $4.4 million as of December 31, 2025.

Premises and Equipment

Premises and equipment increased $110 thousand from $1.1 million at December 31, 2025 to $1.2 million at September 30, 2026, largely due to purchases of $380 thousand, net of depreciation of $270 thousand, during the nine months ended September 30, 2026.

Other Assets

Other assets totaled $35.1 million at September 30, 2026, a decrease of $2.7 million, or 7%, when compared to $37.8 million at December 31, 2025, with this decrease largely attributable to the collection of $10.2 million of cash in-transit received during the first quarter of 2026 related to certain investment securities sales executed during the fourth quarter of 2025.

Total Liabilities

The Company’s total liabilities increased $87.5 million, or 7%, from December 31, 2025 to September 30, 2026. The increase in total liabilities was primarily attributable to a $59.6 million increase in short term borrowings and an increase in total deposits of $21.2 million with the largest increase within time deposits.

Deposits and Other Funding Sources

Total deposits increased 2% to $1.2 billion at September 30, 2026, compared to $1.1 billion at December 31, 2025. The year-to-date increase in time deposits was partially offset by decreases in non-interest bearing demand, interest-bearing demand and savings deposits.

The following table presents the average balances of deposits by type and the related average interest rates for the three months ended September 30, 2026:

	Three months ended September 30, 2026
(Dollars in thousands)	Average Balance	Rate
Noninterest-bearing Deposits	$206,464	-%
Interest-bearing Demand	61,578	2.74
Money Market and Savings	329,477	3.54
Certificates of Deposit	568,012	4.07
	$1,165,531	3.13%

Federal Deposit Insurance Corporation (“FDIC”) deposit insurance covers $250 thousand per depositor, per FDIC-insured bank, for each account ownership category. As of September 30, 2026, uninsured deposits were approximately $391.4 million, or 33.6% of total deposits, compared to $417.4 million, or 36.5% of total deposits, as of December 31, 2025.

As of September 30, 2026 the maturities of time deposits having balances over $250 thousand were as follows:

(Dollars in thousands)

2026	$12,799
2027	17,095
2028	6,185
2029	-
2030	251
Maturing thereafter	-
$36,330

Short-term Borrowings and Subordinated Debt

The Company had $60.0 million of short-term borrowings from the FHLB as of September 30, 2026 compared to $371 thousand for December 31, 2025. The balance as of September 30, 2026 consisted of a $30.0 million advance that matured on November 4, 2026 and a $30.0 million Variable Rate Credit (VRC) Open advance that renews daily.

Subordinated debt totaled $30.4 million as of September 30, 2026 compared to $26.2 million as of December 31, 2025. See "Note 7 - Subordinated Debt, Other Borrowings, and Available Lines of Credit", within the Notes to the Company's Consolidated Financial Statements included in this Form 10-Q.

Stockholders’ Equity and Capital

Stockholders' equity increased 6% to $175.4 million at September 30, 2026 compared to $165.8 million at December 31, 2025, with this increase driven primarily by the net income generated during the first nine months of 2026, partially offset by an increase in accumulated other comprehensive loss from unrealized losses on available for sale securities.

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

On April 23, 2026, the federal banking agencies finalized changes to the CBLR framework by reducing the required leverage ratio from 9.0% to 8.0%. This change became effective on July 1, 2026.

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

•
Tier 1 Capital Leverage ratio greater than 8.00%;
•
Less than $10.0 billion in average total consolidated assets;
•
Off-balance-sheet exposures of 25% or less of total consolidated assets;
•
Trading assets plus trading liabilities of 5% or less of total consolidated assets; and
•
Not an advanced approaches banking organization.

As of September 30, 2026 and December 31, 2025, the Company and GBank were in compliance with the CBLR requirements.

The table below presents a summary of the main components and requirements of the CBLR as of the dates indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Bank Tier 1 Capital Leverage Ratio	13.37%	13.42%
Average Total Consolidated Assets	$1,441,803	$1,331,466
Off-Balance-Sheet Exposures	$102,463	$91,804
Ratio of Off-Balance-Sheet Exposures to Total Assets	7.06%	6.77%
Trading Assets	None	None
Advanced Approaches Banking Organization	No	No

The Company's common equity to assets ratio was 12.0% as of September 30, 2026, compared to 12.2% as of December 31, 2025. The Company's book value per share was $12.08 as of September 30, 2026, an increase from $11.52 as of December 31, 2025.

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

A summary of the Company's on-balance-sheet primary liquidity sources is presented in the table below as of the dates indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025

Cash and due from banks	$3,504	$5,326
Interest-bearing deposits with other financial institutions	109,836	192,538
Investment securities, available for sale	114,558	71,038
Loans held for sale	69,727	46,009
Total primary liquidity sources	$297,625	$314,911

The Company has a line of credit available from the FHLB. The unused borrowing capacity with the FHLB, as collateralized by qualifying securities and pledged loans, was approximately $68.2 million and $88.7 million, at September 30, 2026 and December 31, 2025, respectively. The balance on the line of credit with the FHLB was $60 million as of September 30, 2026 and $100 thousand as of December 31, 2025.

GBank participates in the Federal Reserve Bank of San Francisco’s Borrower-In-Custody ("BIC") Program and, as of September 30, 2026 and December 31, 2025, the Company had pledged loans and investment securities with an approximate carrying value of $608.0 million and $633.1 million, respectively, to the BIC Program. Unused borrowing capacity at the Federal Reserve Bank of San Francisco totaled $319.3 million and $351.3 million as of September 30, 2026 and December 31, 2025, respectively.

The Company also has unsecured lines of credit with other correspondent banks totaling $40.0 million at September 30, 2026 and December 31, 2025. No draws have been made on these lines of credit and no balances were outstanding as of September 30, 2026 and December 31, 2025.

The Company’s Consolidated Statement of Cash Flows presents additional information regarding the sources and uses of cash for the nine months ended September 30, 2026. Operating activities resulted in a net increase in cash of $8.2 million, as cash inflows from loan sales more than offset cash outflows for the origination of loans held for sale and the receipt of cash in transit of $10.2 million during the first quarter of 2026 related to investment securities sold during the fourth quarter of 2025. Investing activities resulted in a net decrease in cash of $179.1 million primarily due to loans originated and held for investment, as well as purchases of available for sale securities. Financing activities resulted in a net increase to cash of $86.3 million, primarily due to a $59.6 million net increase in short-term borrowings and a $21.2 million net increase in deposits during the nine months ended September 30, 2026.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company and its subsidiaries are subject to various legal actions, as described in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”) filed with the SEC on March 27, 2026. At September 30, 2026, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed to be immaterial to the financial condition and operating results of the Company.

Item 1A. Risk Factors.

In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in our 2025 Annual Report on Form 10-K. Management believes there have been no material changes in the risk factors disclosed by the Company in our 2025 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

GBANK FINANCIAL HOLDINGS INC.

Date: November 13, 2026	By:	/s/ Jeffrey K. Newgard
Jeffrey K. Newgard
President and Chief Executive Officer

Date: November 13, 2026	By:	/s/ Christine Nelson
Christine Nelson
Senior Vice President, Controller